Form 10-Q
period 2014-04-30
POCKET GAMES INC.
filed 2014-06-18
CIK 1591157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 333-192939

POCKET GAMES, INC.

 (Name of Registrant as specified in its charter)

FLORIDA	46-3813936
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

305 Forest Ave,

Woodmere, NY, 11598

 (Address of principal executive office)

347 460 9994
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No[X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  15,120,000 shares of common stock are issued and outstanding as of June 17, 2014.

POCKET GAMES, INC.

FORM 10-Q

April 30, 2014

TABLE OF CONTENTS

		Page No.
	PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements.	4
	Balance Sheets as of April 30, 2014 (Unaudited) and October 31, 2013	4
	Statements of Operations for the Three and Six Months Ended April 30, 2014 and for the period from October 4, 2013 (inception) to April 30, 2014 (Unaudited)	5
	Statements of Changes in Stockholder’s Equity (Deficit) - For the Period from October 4, 2013 (Inception) to April 30, 2014 (Unaudited)	6
	Statements of Cash Flows for the Six Months Ended April 30, 2014 and for the period from October 4, 2013 (inception) to April 30, 2014 (Unaudited)	7
	Notes to Unaudited Financial Statements.	8-14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	15
Item 3	Quantitative and Qualitative Disclosures About Market Risk.	19
Item 4	Controls and Procedures.	19
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	20
Item 1A.	Risk Factors.	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20
Item 3.	Defaults Upon Senior Securities.	21
Item 4.	Mine Safety Disclosures.	21
Item 5.	Other Information.	21
Item 6.	Exhibits.	21

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form S-1/A as filed with the Securities and Exchange Commission on March 27, 2014, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements.

POCKET GAMES, INC.
(A Development Stage Company)
Balance Sheets

	April 30,	October 31,
	2014	2013
	(Unaudited)
Assets

Current Assets:
Cash	$1,931	$21,458
Prepaid expenses	-	2,000

Total Current Assets	1,931	23,458

Deferred costs	-	53,055

Total Assets	$1,931	$76,513

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$31,260	$13,389
Accrued expenses payable to related parties	3,500	1,540
Accrued salaries	54,500	19,500
Deferred revenue	-	8,500

Total Current Liabilities	89,260	42,929

Commitments and Contingencies (Note 6)

Stockholders' Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized;	-	-
Series A Preferred Stock, $0.0001 par value; 1,000 shares authorized, 1,000 and no shares issued and outstanding at April 30, 2014 and October 31, 2013, respectively	1	-
Common stock, $0.0001 par value; 499,000,000 shares authorized, 13,020,000 and 6,600,000 shares issued and outstanding at April 30, 2014 and October 31, 2013, respectively	1,302	660
Additional paid-in capital	273,697	79,840
Subscription receivable - founder	(3,750)	-
Deficit accumulated during the development stage	(358,579)	(46,916)

Total Stockholders' Equity (Deficit)	(87,329)	33,584

Total Liabilities and Stockholders' Equity (Deficit)	$1,931	$76,513

See accompanying notes to the unaudited financial statements.

POCKET GAMES, INC.
(A Development Stage Company)
Statements of Operations

	For the Three Months Ended April 30, 2014	For the Six Months Ended April 30, 2014	For the Period from October 4, 2013 (Inception to) April 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:
Application development services - related party	$7,500	$31,050	$36,050

Costs and Expenses:
Development costs	27,875	50,237	55,179
Professional fees	70,660	166,928	192,262
General and administrative	62,702	125,548	147,188

Total Costs and Expenses	161,237	342,713	394,629

Loss Before Provision for Income Taxes	(153,737)	(311,663)	(358,579)

Provision for Income Taxes	-	-	-

Net Loss	$(153,737)	$(311,663)	$(358,579)

Net Loss Per Common Share:
Basic and Diluted	$(0.01)	$(0.03)	$(0.04)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	11,895,056	10,452,127	9,841,514

See accompanying notes to unaudited financial statements.

POCKET GAMES, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For the Six Months Ended April 30, 2014 and
for the Period October 4, 2013 (Inception) to April 30, 2014

							Deficit
							Accumulated
	Series A					Subscription	During the
	Preferred Stock		Common Stock		Additional	Receivable -	Development	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Founder	Stage	Equity (Deficit)

Balance at inception, October 4, 2013	-	$-	-	$-	$-	$-	$-	$-

Stock issued to founders	-	-	5,000,000	500	-	-	-	500

Stock issued for services	-	-	1,000,000	100	49,900	-	-	50,000

Issuance of common stock for cash	-	-	600,000	60	29,940	-	-	30,000

Net Loss	-	-	-	-	-	-	(46,916)	(46,916)

Balance, October 31, 2013 (Audited)	-	-	6,600,000	660	79,840	-	(46,916)	33,584

Stock issued pursuant to subscription agreement with founder	-	-	1,000,000	100	49,900	(3,750)	-	46,250

Stock issued for services	1,000	1	200,000	20	9,979	-	-	10,000

Issuance of common stock for cash	-	-	5,220,000	522	133,978	-	-	134,500

Net Loss	-	-	-	-	-	-	(311,663)	(311,663)

Balance, April 30, 2014 (Unaudited)	-	$-	13,020,000	$1,302	$273,698	$(3,750)	$(358,579)	$(87,329)

See accompanying notes to the unaudited financial statements.

POCKET GAMES, INC.
(A Development Stage Company)
Statements of Cash Flows

		For the Period from
	For the Six	October 4, 2013
	Months Ended	(Inception) to
	April 30,	April 30,
	2014	2014
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(311,663)	$(358,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	55,834	60,001
Changes in operating assets and liabilities:
Prepaid expenses	2,000	-
Deferred costs	7,221	7,221
Accounts payable	17,871	24,038
Accrued expenses payable to related parties	1,960	3,500
Accrued salaries	81,250	101,250
Deferred revenue	(8,500)	-

Net Cash Used in Operating Activities	(154,027)	(162,569)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	134,500	164,500

Net Cash Provided by Financing Activities	134,500	164,500

Net (Decrease) Increase in Cash	(19,527)	1,931

Cash, beginning of period	21,458	-

Cash, end of period	$1,931	$1,931

Cash Paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Investing and Financing Activities:
Stock issued for subscription receivable - founder	$50,000	$50,000
Subscription receivable paid through reduction of accrued salary - founder	$46,250	$46,250
Stock issued to officers paid by reducing accrued salaries	$-	$500
Stock issued to consultant and recorded as deferred cost	$-	$50,000

See accompanying notes to the unaudited financial statements.

POCKET GAMES, INC.
(A Development Stage Company)
Notes to Financial Statements
For the six months ended April 30, 2014 and for the Period from October 4, 2013 (Inception) to April 30, 2014

NOTE 1 - NATURE OF OPERATIONS

Pocket Games, Inc. (the "Company") was incorporated on October 4, 2013 under the laws of the State of Florida and established a fiscal year end of October 31. The Company is engaged in the development, marketing and sale of interactive games for mobile devices, tablets and computers. The Company has limited customers, products and revenues to date, and follows the accounting guidelines for accounting for and reporting for a development stage enterprise in preparing its financial statements.

NOTE 2 - BASIS OF PRESENTATION AND GOING CONCERN

Management acknowledges its responsibility for the preparation of the accompanying interim financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the interim period presented. These financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s filing of Form S-1 and any amendments as filed with the Securities and Exchange Commission.  The accompanying unaudited financial statements for Pocket Games, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) and with the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is presented as a development stage company. Activities during the development stage include development of a strategic business plan, and a senior management team, product development, services performed under a contract with a related party affiliate, and fund raising activities.

As reflected in the accompanying financial statements, the Company has a net loss and net cash used in operations of $358,579 and $162,569, respectively, for the period from October 4, 2013 (inception) to April 30, 2014 and a stockholders’ deficit and a deficit accumulated during development stage of $87,329 and $358,579, respectively, at April 30, 2014. From inception through April 30, 2014, the Company has generated only minimal revenues, all of which are from a related party.

The Company's business plan, and its ability to continue as a going concern, is dependent upon its ability to obtain sufficient capital to fund its operations which include compensation to employees and consultants, product development, production, marketing and distribution. The Company will require approximately $360,000 to meet its operating expenses and carry out its plan of operations over the next twelve months.  The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations and carry out its plan of operations.

The ability to successfully resolve these factors raises substantial doubt about the Company's ability to continue as a going concern.   The Company's present revenues are insufficient to meet operating expenses. In response to its need for additional capital, the Company plans to seek to raise funds through the sale of its equity or debt securities to finance its operations and continue as a going concern. The Company has not located any source of capital and its ability to raise additional capital through the sale of debt or equity securities is unknown. As such, capital may not be available to the Company to fund its operations, proposed expenditures, working capital and other cash requirements through its next fiscal year ending October 31, 2014. The financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the financial statements include the valuation of deferred tax assets and valuation of stock-based compensation and fees.

Foreign currency transactions

The Company translates foreign currency transactions to the Company's functional currency, United States Dollar, at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. There were no cash equivalents at April 30, 2014 and October 31, 2013.

Accounts receivable and allowance for doubtful accounts

Accounts receivables may result from our product sales or outsourced application development services. Management must make estimates of the uncollectability of accounts receivables. Management specifically analyzed customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Software development costs

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.”   Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market but may be expensed if the Company is in the development stage.  Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.  If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.  During the period from October 4, 2013 (inception) to April 30, 2014, the Company did not capitalize any software development costs.

Revenue recognition

The Company will recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.  The Company intends on generating revenue from three sources; sale of game applications, sale of advertising provided with games, and outsourced application development services.

Revenue through April 30, 2014 includes only outsourced application development services recognized in accordance with ASC 605-28 "Milestone Method". The application development revenue, totaling approximately $59,500, as amended (see Note 5) will be earned upon attainment of stipulated milestones through October 2014. The Company may bill for these services prior to attainment of the performance milestones. Revenues recognized under this arrangement for the three and six months ended April 30, 2014 and from October 4, 2013 (inception) to April 30, 2014 were $7,500, $31,050 and $36,050, respectively. Receipts in excess of revenue earned as of the balance sheet date shall be included in deferred revenue. At April 30, 2014, the Company did not record any deferred revenue.

Stock-based compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The Company accounts for non-employee share-based awards in accordance with ASC Topic 505-50.

Research and development

Expenditures for research and product development costs are expensed as incurred.

Income taxes

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending upon the classification of the asset or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. As of April 30, 2014, we do not believe we have any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Loss per share

Basic and diluted earnings (loss) per share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. At April 30, 2014 and October 31, 2013, there were no outstanding common share equivalents. Pursuant to ASB 260, as of April 30, 2014, the 1,500,000 contingent shares issuable under an Intellectual Property Purchase Agreement (see Note 6) are not considered outstanding and are not included in basic net income per ordinary shares or as potentially dilutive shares in calculating the diluted EPS.

Concentrations

Concentration of credit risk - The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through April 30, 2014. There were no balances in excess of FDIC insured levels as of April 30, 2014.

Concentration of revenue - All the revenue included in the accompanying financial statements is from one line of business, outsourced application development services, from a single related party customer, based in the United Kingdom. (See Note 5).

Fair value measurements and fair value of financial instruments

The Company adopted ASC Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

*	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

*

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

*

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheet for cash, accounts payable, and amounts due to related party approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC Topic 820.

Recent Accounting Pronouncements

The Company has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

NOTE 4 – STOCKHOLDERS DEFICIT

Authorized shares

Common stock

The Company is authorized to issue 499,000,000 shares of $0.0001 par value common stock. As of April 30, 2014, 13,020,000 shares were issued and outstanding.

Preferred stock

The Company is also authorized to issue 1,000,000 shares of its preferred stock. On April 25, 2014, the Company designated (the “Designation”) a series of our preferred stock as Series A Preferred Stock, (“Series A Preferred Stock”) and issued 1,000 shares of the Series A Preferred Stock to its chief executive officer and sole director.

As a result of the Designation:

•	The Company is authorized to issue 1,000 shares of Series A Preferred Stock;

•	Holders of the A Preferred Stock will not be entitled to receive dividends;

•	The holders of the Series A Preferred Stock then outstanding shall not be entitled to receive any distribution of Company assets;

•	The Series A Preferred Stock will not be convertible into shares of the Company’s common stock.

•	The holders of the Series A Preferred Stock shall have the following voting rights:

(i)	To vote together with the holders of the Common Stock as a single class on all matter submitted for a vote of holders of Common Stock;
(ii)

Each one (1) share of Series A Preferred Stock shall have voting rights equal to 50,000 shares of our Common Stock, providing for the holder of the Series A Preferred Stock to have aggregate voting rights equal to 50,000,000 shares of our Common Stock;

(iii)	The holder of the Series A Preferred Stock shall be entitled to receive notice of any stockholders’ meeting in accordance with the Articles of Incorporation and By-laws of the Company; and

(iv)

So long as any shares of Series A Preferred Stock remain outstanding, we will not, without the written consent or affirmative vote of the holders of 100% of the outstanding shares of the Series A Preferred Stock, (i) amend, alter, waive or repeal, whether by merger consolidation, combination, reclassification or otherwise, the Articles of Incorporation, including this Certificate of Designation, or our By-laws or any provisions thereof (including the adoption of a new provision thereof), (ii) create, authorize or issue any class, series or shares of Preferred Stock or any other class of capital stock. The vote of the holders of at least one-hundred percent of the outstanding Series A Stock, voting separately as one class, shall be necessary to adopt any alteration, amendment or repeal of any provisions of this Resolution, in addition to any other vote of stockholders required by law.

Common stock issuances - On October 4, 2013, the Company issued 5,000,000 shares of common stock to the directors of the Company for $500. The $500 was paid by reducing accrued salaries due to these officers.

During October 2013, the Company issued 600,000 shares of common stock for $30,000 at a price of $0.05 per share.

On October 15, 2013, the Company issued 1,000,000 shares of common stock to a consultant for services to be provided pursuant to a six month agreement. These shares are valued at the recent cash sales price of $0.05 per shares for a total value of $50,000. The $50,000 value was recorded as deferred costs and was recognized as consulting expense pro rata over the six month term. (See Note 6)

In November 2013, the Company issued 2,300,000 shares of common stock for $38,500 with 1,500,000 of those shares sold at $0.004 per share, 500,000 shares at $0.05 per share and 300,000 shares at $.025 per share.

In December 2013, the Company issued 800,000 shares of common stock for $20,000 at a price of $0.025 per share.

In December 2013, the Company issued 1,000,000 shares of common stock for $50,000 at $0.05 per share to an officer of the Company for a subscription receivable of $50,000. The subscription receivable amount may be paid by reducing accrued salaries due to an officer over six months or paid in cash. During the six months ended April 30, 2014, the Company reduced accrued salaries by $46,250 and reduced subscription receivable – founder by $46,250. At April 30, 2014, the remaining subscription receivable - founder of $3,750 has been shown as a reduction of shareholders’ equity (deficit) on the accompanying balance sheet.

On December 12, 2013, the Company issued 200,000 vested common shares for legal services valued at $10,000 or $.05 per share based upon recent shares sold for cash consideration.

In February 2014, the Company issued 300,000 shares of common stock for $15,000 at a price of $0.05 per share.

In March 2014, the Company issued 1,820,000 shares of common stock to ten individuals for net proceeds of $61,000 at prices ranging from $0.02 to $0.05 per common share.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company entered into a contract, as amended in January 2014 and again in June 2014, whereby the Company will develop and deliver, on a milestone schedule, a game application, to an entity related to an officer of the Company. The officer is an owner and a director on the customer's Board. During the period from October 4, 2013 (inceptions) to April 30, 2014, the Company recognized revenue of $7,500, $31,050 and $36,050, respectively, under this contract.

The Company leases office space from a shareholder and consultant (the “Landlord”). There is no formal agreement and no rent has been paid. As of April 30, 2014 and October 31, 2013, the amounts due to the Landlord were $3,500 and $500, respectively, and amounts due to an officer were $0 and $1,040, respectively, and are included in accrued expenses payable to related parties on the accompanying balance sheets.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Employment Contracts - On October 4, 2013, the Company entered into two employment agreements with the two officers of the Company. Both agreements are for a term of three years and require monthly payments of $10,000 to each officer.

Consulting Contract - On October 15, 2013, the Company entered into a six month consulting agreement. The agreement required compensation of $50,000 and the issuance of 1,000,000 common shares to the consultant and may be terminated by either party with 15 days’ notice. The Company recorded the shares due as deferred costs (since they should have been issued and vested at the agreement date) of $50,000 to be recognized over the six month term. (See Note 4). For the period from October 4, 2013 (inception) to April 30, 2014, the Company recognized stock based consulting expense of $20,834, $45,834 and $50,000, respectively, and all cash compensation had been paid. These costs are included in professional fees in the accompanying statement of operations.

Vendor Agreement - The Company entered into an oral agreement to pay an approximate $42,000 cash fee to a third party application development firm for services to be performed based on a stipulated milestone schedule. As of April 30, 2014, approximately $30,200 has been paid is in included in development costs in the accompanying statement of operations.

Intellectual Property Purchase Agreement– On February 12, 2014, the Company entered into an Intellectual Property Purchase Agreement, whereby the Company agreed to purchase from the seller a certain software game application. Subject to the terms and conditions of this Agreement, the Company agreed to deliver to the seller 1,500,000 newly issued common shares (the “Shares”) of the Company at the Closing Date which occurred May 14, 2014. Additionally, the Company agreed to pay to the Seller the cost for development and modification of $40,000, $20,000 of which was paid during the six months ended April 30, 2014 and is included in development costs in the accompanying statement of operations, and the remaining balance of $20,000 shall be paid when the work passes through quality control.

Legal Fees- In October 2013, the Company agreed to pay an attorney a legal fee of $40,000 and 2% of the Company’s outstanding securities at the time of the filings of its Form S-1 Registration statement.  The Legal Fee was paid in three installments. The first installment of $15,000 was paid upon execution of the agreement. The second installment of $15,000 was paid when the initial Form S-1 was submitted to the Edgar filer for filing with the SEC. The final payment of $10,000 was paid upon the Form S-1 being declared effective by the SEC.

NOTE 7 - SUBSEQUENT EVENTS

In May 2014, the Company borrowed $7,500 from a shareholder of the Company. The loan is non-interest bearing, is payable on demand and is unsecured.

On May 1, 2014, the Company entered into an agreement with our transfer agent to assist us with obtaining DTC eligibility. The Company issued 600,000 vested common shares for these services valued at $30,000 or $0.05 per share based upon recent shares sold for cash consideration.

On May 1, 2014, we entered into an agreement with a consultant to provide us with website design, business development, marketing, software development and project management services from May 1, 2014, until June 30, 2014. We issued 300,000 shares of our restricted common stock to Mr. Racheff in exchange for his services. These vested common shares for these services were valued at $15,000 or $0.05 per share based upon recent shares sold for cash consideration.

On May 14, 2014, the Company issued 1,500,000 vested common shares pursuant to an Intellectual Property Purchase Agreement valued at $75,000 or $0.05 per share based upon recent shares sold for cash consideration.

On June 18, 2014, the Company issued 120,000 of its common shares for legal services rendered to us. We valued these shares at $6,000 or $0.05 per share based upon recent shares sold for cash consideration. (See Note 6).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of our financial condition and results of operations in conjunction with financial statements and notes thereto included elsewhere in this Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this quarterly report on Form 10-Q.

This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions, or words that, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Our financial statements are stated in United States Dollars (USD or US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common shares” refer to the common shares in our capital stock.

Overview

We are a development-stage company incorporated in the State of Florida on October 4, 2013, to engage in the development and distribution of mobile games. We have generated only minimal revenues from business operations from a related party. Our independent registered public accounting firm has issued a going concern opinion on our financial statements for the period from October 4, 2013 (inception) to October 31, 2013. This means there is substantial doubt that we can continue as an on-going business unless we obtain additional capital to pay our ongoing operational costs. Accordingly, we must locate sources of capital to pay our operational costs.

From our inception on October 4, 2013 through April 30, 2014, our business operations have primarily been focused on developing our business plan, developing the features of our initial mobile game products, and developing a game for DNA Interactive Games Limited (“DNAIG”), a related party.

During the quarter ended April 30, 2014, we ceased all developmental activities related to Pocket Football and do not anticipate completion of the Pocket Football game product. We directed our efforts to the development of the Idol Hands game under the terms of our March 17, 2014, agreement with Fluid Games Limited (“FGL”), a company formed under the laws of the United Kingdom. During the period ending April 30, 2014, we redesigned the Idol Hand's camera operated control system and the menu system control in order to allow the user to control the game via an ordinary Keyboard and Mouse, rather than having to buy additional equipment from a third party.  During March 2014, we tested the game and newly developed control system.  In April 2014, the voice over work for the game was recalibrated and recorded.  These modifications were needed to convert the tutorial voiceover of the hand movements from the ‘camera control system’ to the newly implemented ‘Keyboard and Mouse’ system.

We completed 100% of the development of the Idol Hands game on June 1, 2014 and plan to conduct quality assurance testing of the game during late June of 2014.  We expect to offer the Idol Hands game for sale as our first product in October of 2014.   We are in negotiations with online digital download retailers for distribution of the Idol Hands game including Stream, Amazon and Game. There is no assurance we will be successful in securing agreements with these retailers to distribute the Idol Hands game.

Idol Hands will initially be sold exclusively as a ‘Digital Download’ for the PC platform through various online stores who will process the purchases from their site and pay us between 60 and 75 the purchase price. Purchasers of the game will pay a fee to download the product and own the title.

Should we receive $350,000 of sales from the sale of the Idol Hands game, we plan to develop applications for iPad and iPhone as well as various Android tablets and phones.

During June and July we plan to interview marketing companies to assist us with the marketing of the Idol Hands game and continue negotiations with online digital download retailers to potentially sell the game.

Third Party Development

On October 22, 2013 we entered into an agreement with DNA Interactive Games Limited (the “DNA Agreement”), a company formed under the laws of the United Kingdom (“DNAIG”), which is controlled by our Chief Executive Officer, David Lovatt, to develop a game known as SH3G for iPad and the Android tablet platforms. Through the DNA Agreement, as amended, DNAIG agreed to pay us an aggregate fee of approximately $59,500 as we meet certain milestones. Outlined in the chart below. Through April 30, 2014, we have received $36,050. As set forth in the chart below, we received or expect to receive the following payments from DNAIG as we meet the milestones:

Milestone	Amount Paid	Milestone Date	Status of Milestone
Submission of Military Campaign to Apple	$3,000 Paid	May 19, 2014	100%
Submission of improved User Interface & game balancing	$6,490 Paid	May 19, 2014	100%
Submission of DLC, Wolfpack content cleared for submission to Apple by QA	$3,000	June 13th 2014	100%
Android Build Submission	$14,000	October 1, 2014	65%

Through April 30, 2014, we paid $35,178 to FGL to assist us with the development of SH3G.

Meeting the milestones above is dependent upon us raising sufficient capital through placement of our common stock or issuance of debt securities. We have not located investors to provide us with the capital required to meet these milestones and we may not be successful in locating investors to provide us with capital. If we are unable to obtain financing, we will not meet the milestones above and may have to suspend or cease operations.

From inception on October 4, 2013, through April 30, 2014, we incurred costs and expenses of $394,629 including development costs, professional fees, and general and administrative fees. We have funded our operation through our revenue and through the sale of common stock to our two officers, and 15 accredited, non-affiliated investors.

As of April 30, 2014, we had cash on hand of $1,931 which is not sufficient to pay for our operating costs. If we are unable to generate sufficient revenues or raise additional monies to fund our operations we will be unable to complete development of our products and may be forced to cease operations.

We have generated minimal revenues from our operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including the financial risks associated with the limited capital resources currently available to us for the implementation of our business strategies. To become profitable and competitive, we must develop the business plan and execute the plan. Our management will attempt to secure financing through various means including borrowing and investment from institutions and private individuals.

Since inception, the majority of our time has been spent on organizational matters and development of our first mobile game product, Pocket Football.

Results of Operations

Our results of operations are summarized below:

	October 4, 2013 (Inception) to April 30, 2014 (Unaudited)	For the Three Month Period ending April 30, 2014 (Unaudited)	For the Six Month Period ending April 30, 2014 (Unaudited)
Revenue	$36,050	$7,500	31,050
Costs and Expense	$394,629	$161,237	342,713
Net Loss	$(358,579)	$(153,737)	(311,663)
Net Loss per Share - Basic and Diluted	$(0.04)	$(0.01)	(0.03)
Weighted Average Number Shares Outstanding – Basic and Diluted	9,841,514	11,895,056	10,452,127

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. To date, we have funded our operations through the sale of our common stock. Our primary uses of cash have been for the development of games, compensation, and professional fees. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An substantial increase in working capital requirements to finance our operations,

•	Addition of administrative and professional personnel as the business grows,

•	The cost of being a public company, and

•	Payments for development of games.

From October 4, 2013 (inception) through April 30, 2014, we generated revenues of $36,050 from our business operations, all of which was generated from revenues to a related party. Since our inception through April 30, 2014, we raised $164,500 from the sale of our common shares to investors for cash consideration.

Our current cash on hand as April 30, 2014 was $1,931, which will not be able to meet our current monthly operating costs of approximately $30,000.  As of April 30, 2014, we had current liabilities of $89,260.

We have a net loss and net cash used in operations of $358,579 and $162,569, respectively, for the period from October 4, 2013 (inception) to April 30, 2014 and a stockholders deficit and a deficit during the development stage of $87,329 and $358,579 at April 30, 2014.

We currently have no external sources of liquidity such as arrangements with credit institutions or off-balance sheet arrangements that will have or are reasonably likely to have a current or future effect on our financial condition or immediate access to capital.

We are dependent on the sale of our securities to fund our operations, and will remain so until we generate sufficient revenues to pay for our operating costs. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

If we are unable to raise the funds we will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that we will be able to raise the capital we need for our operations from the sale of our securities. We have not located any sources for these funds and may not be able to do so in the future. We expect that we will seek additional financing in the future. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unsuccessful at raising sufficient funds, for whatever reason, to fund our operations, we may be forced to cease operations. If we fail to raise funds we expect that we will be required to seek protection from creditors under applicable bankruptcy laws.

In their report for the period from October 4, 2013 (inception) to October 31, 2013, our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See also Note 2 of our April 30, 2014 financial statements.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 3 to our financial statements for the period ended April 30, 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to the accounting for and recovery of long-lived assets including income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements

Software development costs - Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.”  Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market but may be expensed if the Company is in the development stage.  Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable.  Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.  If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset.  During the period from October 4, 2013 (inception) to October 31, 2013 and through April 30, 2014 the Company did not capitalize any software development costs.

Revenue recognition – We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured.  We intend on generating revenue from three sources; sale of game applications, sale of advertising provided with games, and outsourced application development services.

Revenue through October 31, 2013, and to present includes only outsourced application development services recognized in accordance with ASC 605-28 "Milestone Method". We may bill for these services prior to attainment of the performance milestones. Receipts in excess of revenue earned as of the balance sheet date are included in deferred revenue.

Stock-based compensation – We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

Contractual Obligations

As of April 30, 2014, we have no fixed contractual obligations or commitments that include future estimated payments.

Off-Balance Sheet Arrangements

As of the date of this  report,  we did not have  any  off-balance  sheet arrangements  that have, or is  reasonably  likely  to have, a current or future effect on our financial condition,  changes in financial condition,  revenues or expenses,  results of operations,  liquidity,  capital  expenditures  or capital resources that are material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our management, with the participation of the Company’s Principal Executive Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 30. 2014.

Based on such evaluation, the Company’s Principal Executive Officer have concluded that as of April 30, 2014, our disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses such as lack of segregation of duties.

In light of the material weaknesses, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ deficit and cash flows for the periods presented.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended April 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

Item 1A.	Risk Factors.

Not required to be provided by smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Series A Preferred Stock

On April 25, 2014, we designated a series of our preferred stock as Series A Preferred Stock (the “Series A Preferred Stock”), and issued 1,000 shares of the Series A to David Lovatt, our Chief Executive Officer and sole director.  The 1,000 Shares of the “Series A Preferred Stock” provides David Lovatt with an aggregate of 50,000,000 votes on all matters submitted to a vote of our common stockholders.   As of  June 17, 2014, we had 15,120,000 common shares outstanding.  As a result, Mr. Lovatt has the ability to control the outcome of all matters submitted to a vote of our common stockholders.

The Series A Preferred Stock has the rights, designations and preferences set forth below:

•	We are authorized to issue 1000 shares of Series A Preferred Stock;

•	Holders of the A Preferred Stock will not be entitled to receive dividends;

•	The holders of the Series A Preferred Stock then outstanding shall not be entitled to receive any distribution of our assets

•	The Series A Preferred Stock will not be convertible into shares of Common Stock.

•	The holders of the Series A Preferred Stock shall have the following voting rights:

(v)	To vote together with the holders of the Common Stock as a single class on all matter submitted for a vote of holders of Common Stock;

(vi)

Each one (1) share of Series A Preferred Stock shall have voting rights equal to 50,000 shares of our Common Stock, providing for the holder of the Series A Preferred Stock to have aggregate voting rights equal to 50,000,000 shares of our Common Stock; The holder of the Series A Preferred Stock shall be entitled to received notice of any stockholders’ meeting in accordance with the Articles of Incorporation and By-laws of the Company; and

(vii)

So long as any shares of Series A Preferred Stock remain outstanding, we will not, without the written consent or affirmative vote of the holders of 100% of the outstanding shares of the Series A Preferred Stock, (i) amend, alter, waive or repeal, whether by merger consolidation, combination, reclassification or otherwise, the Articles of Incorporation, including this Certificate of Designation, or our By-laws or any provisions thereof (including the adoption of a new provision thereof), (ii) create, authorize or issue any class, series or shares of Preferred Stock or any other class of capital stock. The vote of the holders of at least one-hundred percent of the outstanding Series A Stock, voting separately as one class, shall be necessary to adopt any alteration, amendment or repeal of any provisions of this Resolution, in addition to any other vote of stockholders required by law.

Common Stock

On May 1, 2014, we entered into an agreement with Eric Racheff to provide website design, business development, marketing, software development and project management services from May 1, 2014, until June 30, 2014. We issued 300,000 shares of our restricted common stock to Mr. Racheff in exchange for his services. We valued these shares at $0.05 per share based upon recent shares sold for cash consideration.

On June 18, 2014, we issued 120,000 of our restricted common shares to Hamilton & Associates Law Group, P.A. for services rendered to us. We valued these shares at $0.05 per share based upon recent shares sold for cash consideration.

On May 8, 2014, we entered into an agreement with our transfer agent, VStock Transfer to assist us with obtaining DTC eligibility.  We issued 600,000 restricted common shares for these services which we valued at $0.05 per share based upon recent shares sold for cash consideration.

On May 14, 2014, we issued 1,500,000 vested common shares pursuant to Fluid Games, LTC for an Intellectual Property Purchase Agreement valued at $75,000 or $0.05 per share based upon recent shares sold for cash consideration.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.      EXHIBITS.

Exhibit No.	Description

Exhibit 3.1	Amended Articles of Incorporation dated April 25, 2014(*)
Exhibit 31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
Exhibit 31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of Sarbanes Oxley Act of 2002
Exhibit 32.1	Section 1350 certification of Chief Executive Officer and Chief Financial Officer (1)
Exhibit101.INS	XBRL Instance Document (2)
Exhibit 101.SCH	XBRL Taxonomy Schema (2)
Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase (2)
Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase (2)
Exhibit 101.LAB	XBRL Taxonomy Label Linkbase (2)
Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase (2)

* filed herein

(1) In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.

(2) Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POCKET GAMES, INC.

Date: June 18, 2014	By:	/s/ David Lovatt
David Lovatt, Chief Executive Officer (Principal Executive Officer)

Date: June 18, 2014	By:	/s/ David Lovatt
David Lovatt, Chief Financial Officer and Principal Accounting Officer