Form 10-Q/A
period 2014-04-30
POCKET GAMES INC.
filed 2014-06-23
CIK 1591157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

POCKET GAMES, INC.

FORM 10-Q

April 30, 2014

TABLE OF CONTENTS

		Page No.
	PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements.	5
	Balance Sheets as of April 30, 2014 (Unaudited) and October 31, 2013	5
	Statements of Operations for the Three and Six Months Ended April 30, 2014 and for the period from October 4, 2013 (inception) to April 30, 2014 (Unaudited)	6
	Statements of Changes in Stockholder’s Equity (Deficit) - For the Period from October 4, 2013 (Inception) to April 30, 2014 (Unaudited)	7
	Statements of Cash Flows for the Six Months Ended April 30, 2014 and for the period from October 4, 2013 (inception) to April 30, 2014 (Unaudited)	8
	Notes to Unaudited Financial Statements.	9-15
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	16
Item 3	Quantitative and Qualitative Disclosures About Market Risk.	20
Item 4	Controls and Procedures.	20
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	21
Item 1A.	Risk Factors.	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21
Item 3.	Defaults Upon Senior Securities.	22
Item 4.	Mine Safety Disclosures.	22
Item 5.	Other Information.	22
Item 6.	Exhibits.	22

EXPLANATORY NOTE

Pocket Games, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarter ended April 30, 2014,  filed with the  Securities & Exchange Commission on June 18, 2014, to provide its Form10-Q formatted in XBRL (Extensible Business Reporting Language). Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.

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

PART 1 - FINANCIAL INFORMATION

Item 1.     Financial Statements.

POCKET GAMES, INC.
(A Development Stage Company)
Balance Sheets

	April 30,	October 31,
	2014	2013
	(Unaudited)
Assets

Current Assets:
Cash	$1,931	$21,458
Prepaid expenses	-	2,000

Total Current Assets	1,931	23,458

Deferred costs	-	53,055

Total Assets	$1,931	$76,513

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$31,260	$13,389
Accrued expenses payable to related parties	3,500	1,540
Accrued salaries	54,500	19,500
Deferred revenue	-	8,500

Total Current Liabilities	89,260	42,929

Commitments and Contingencies (Note 6)

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 1,000,000 shares authorized;	-	-
Series A Preferred Stock, $0.001 par value; 1,000 shares authorized, 1,000 and no shares issued and outstanding at April 30, 2014 and October 31, 2013, respectively	1	-
Common stock, $0.0001 par value; 499,000,000 shares authorized, 13,020,000 and 6,600,000 shares issued and outstanding at April 30, 2014 and October 31, 2013, respectively	1,302	660
Additional paid-in capital	273,697	79,840
Subscription receivable - founder	(3,750)	-
Deficit accumulated during the development stage	(358,579)	(46,916)

Total Stockholders' Equity (Deficit)	(87,329)	33,584

Total Liabilities and Stockholders' Equity (Deficit)	$1,931	$76,513

See accompanying notes to the unaudited financial statements.

POCKET GAMES, INC.
(A Development Stage Company)
Statements of Operations

	For the Three Months Ended April 30, 2014	For the Six Months Ended April 30, 2014	For the Period from October 4, 2013 (Inception) to April 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:
Application development services - related party	$7,500	$31,050	$36,050

Costs and Expenses:
Development costs	27,875	50,237	55,179
Professional fees	70,660	166,928	192,262
General and administrative	62,702	125,548	147,188

Total Costs and Expenses	161,237	342,713	394,629

Loss Before Provision for Income Taxes	(153,737)	(311,663)	(358,579)

Provision for Income Taxes	-	-	-

Net Loss	$(153,737)	$(311,663)	$(358,579)

Net Loss Per Common Share:
Basic and Diluted	$(0.01)	$(0.03)	$(0.04)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	11,895,056	10,452,127	9,841,514

See accompanying notes to unaudited financial statements.

POCKET GAMES, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For the Six Months Ended April 30, 2014 and
for the Period October 4, 2013 (Inception) to April 30, 2014

							Deficit
							Accumulated
	Series A					Subscription	During the
	Preferred Stock		Common Stock		Additional	Receivable -	Development	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Founder	Stage	Equity (Deficit)

Balance at inception, October 4, 2013	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Stock issued to founders	-	-	5,000,000	500	-	-	-	500

Stock issued for services	-	-	1,000,000	100	49,900	-	-	50,000

Issuance of common stock for cash	-	-	600,000	60	29,940	-	-	30,000

Net Loss	-	-	-	-	-	-	(46,916)	(46,916)

Balance, October 31, 2013 (Audited)	-	-	6,600,000	660	79,840	-	(46,916)	33,584

Stock issued pursuant to subscription agreement with founder	-	-	1,000,000	100	49,900	(3,750)	-	46,250

Stock issued for services	1,000	1	200,000	20	9,979	-	-	10,000

Issuance of common stock for cash	-	-	5,220,000	522	133,978	-	-	134,500

Net Loss	-	-	-	-	-	-	(311,663)	(311,663)

Balance, April 30, 2014 (Unaudited)	-	$ 1	13,020,000	$ 1,302	$ 273,697	$ (3,750)	$ (358,579)	$ (87,329)

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

Milestone	Amount Paid	Milestone Date	Status of Milestone
Submission of Military Campaign to Apple	$3,000 Paid	May 19, 2014	100%
Submission of improved User Interface & game balancing	$6,490 Paid	May 19, 2014	100%
Submission of DLC, Wolfpack content cleared for submission to Apple by QA	$3,000	June 13, 2014	100%
Android Build Submission	$14,000	October 1, 2014	65%

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

Since inception, the majority of our time has been spent on organizational matters and development of our first mobile game product, Pocket Football.

Results of Operations

Our results of operations are summarized below:

	October 4, 2013 (Inception) to April 30, 2014	For the Three Month Period ending April 30, 2014	For the Six Month Period ending April 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$ 36,050	$ 7,500	$ 31,050
Costs and Expense	$ 394,629	$ 161,237	$ 342,713
Net Loss	$ (358,579)	$ (153,737)	$ (311,663)
Net Loss per Share - Basic and Diluted	$ (0.04)	$ (0.01)	$ (0.03)
Weighted Average Number Shares Outstanding -
Basic and Diluted	9,841,514	11,895,056	10,452,127

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

POCKET GAMES, INC.

Date: June 23, 2014	By:	/s/ David Lovatt
David Lovatt, Chief Executive Officer (Principal Executive Officer)

Date: June 23, 2014	By:	/s/ David Lovatt
David Lovatt, Chief Financial Officer and Principal Accounting Officer