Form 10-Q
period 2014-07-31
POCKET GAMES INC.
filed 2014-09-22
CIK 1591157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 333-192939

POCKET GAMES, INC.

(Name of Registrant as specified in its charter)

FLORIDA	46-3813936
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

909 Plainview Ave.,

Far Rockaway, New York 11691

(Address of principal executive office)

(347) 318-8859

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

Yes  [X]  No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  [ ]  No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,540,000 shares of common stock are issued and outstanding as of September 17, 2014.

POCKET GAMES, INC.

FORM 10-Q

July 31, 2014

TABLE OF CONTENTS

		Page No.
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.	3
	Balance Sheets as of July 31, 2014 (Unaudited) and October 31, 2013	3
	Condensed Statements of Operations for the Three and Nine Months Ended July 31, 2014 and for the period from October 4, 2013 (inception) to July 31, 2014 (Unaudited)	4
	Statement of Changes in Stockholders’ Equity (Deficit) for the Period from October 4, 2013 (Inception) to July 31, 2014 (Unaudited)	5
	Condensed Statements of Cash Flows for the Nine Months Ended July 31, 2014 and for the period from October 4, 2013 (inception) to July 31, 2014 (Unaudited)	6
	Notes to Unaudited Financial Statements.	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 3	Quantitative and Qualitative Disclosures About Market Risk.	22
Item 4	Controls and Procedures.	23
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	24
Item 1A.	Risk Factors.	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24
Item 3.	Defaults Upon Senior Securities.	24
Item 4.	Mine Safety Disclosures.	25
Item 5.	Other Information.	25
Item 6.	Exhibits.	26

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

POCKET GAMES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	July 31,	October 31,
	2014	2013
ASSETS	(Unaudited)

Current assets:
Cash	$ 787	$ 21,458
Prepaid expenses	-	2,000
Total current assets	787	23,458

Deferred costs	-	53,055

Total assets	$ 787	$ 76,513

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$ 29,779	$ 13,389
Accrued expenses, related parties	3,711	1,540
Accrued salaries	106,300	19,500
Deferred revenues	-	8,500
Loans payable, related parties	9,500	-
Total current liabilities	149,290	42,929

COMMITMENTS AND CONTINGENCIES (Note 7)	-	-

Stockholders' equity (deficit):
Preferred stock, Series A, $0.0001 par value, 1,000 shares
authorized, 1,000 and -0- shares issued and outstanding at
July 31, 2014 and October 31, 2013, respectively	-	-
Common stock, $0.0001 par value, 499,000,000 shares
authorized, 15,240,000 and 6,600,000 shares issued and
outstanding at July 31, 2014 and October 31, 2013, respectively	1,524	660
Additional paid-in capital	2,884,476	79,840
Subscriptions payable, consisting of 300,000 shares	15,000	-
(Deficit) accumulated during development stage	(3,049,503)	(46,916)
Total stockholders' equity (deficit)	(148,503)	33,584

Total liabilities and stockholders' equity (deficit)	$ 787	$ 76,513

See Accompanying Notes to Financial Statements.

POCKET GAMES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Nine	October 4, 2013
	Months Ended	Months Ended	(inception) to
	July 31, 2014	July 31, 2014	July 31, 2014
Revenue:
Application development services, related party	$ 9,490	$ 40,540	$ 45,540

Operating expenses:
Development costs	67,125	117,362	122,304
General and administrative	2,597,813	2,723,361	2,745,001
Professional fees	35,265	202,193	227,527
Total operating expenses	2,700,203	3,042,916	3,094,832

Net operating loss	(2,690,713)	(3,002,376)	(3,049,292)

Other expenses:
Interest expense	(211)	(211)	(211)
Total operating expenses	(211)	(211)	(211)

Loss before provision for income taxes	(2,690,924)	(3,002,587)	(3,049,503)

Provision for income taxes	-	-	-

Net loss	$ (2,690,924)	$ (3,002,587)	$ (3,049,503)

Weighted average number of common shares
outstanding - basic and fully diluted	14,904,783	12,256,777

Net loss per share - basic and fully diluted	$ (0.18)	$ (0.24)

See Accompanying Notes to Financial Statements.

POCKET GAMES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							(Deficit)
							Accumulated
	Series A				Additional		During	Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Equity (Deficit)

Balance at inception, October 4, 2013	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Common stock issued to founders at $0.0001 per share	-	-	5,000,000	500	-	-	-	500

Common stock issued for services	-	-	1,000,000	100	49,900	-	-	50,000

Common stock sold for cash	-	-	600,000	60	29,940	-	-	30,000

Net loss for the period from October 4, 2013 (inception) to October 31, 2013	-	-	-	-	-	-	(46,916)	(46,916)

Balance, October 31, 2013	-	-	6,600,000	660	79,840	-	(46,916)	33,584

Preferred stock issued for services, related party	1,000	-	-	-	2,500,000	-	-	2,500,000

Common stock issued for services, related party	-	-	1,000,000	100	49,900	-	-	50,000

Common stock sold for cash	-	-	5,220,000	522	133,978	-	-	134,500

Common stock issued for services	-	-	920,000	92	45,908	15,000	-	61,000

Common stock issued in exchange for intellectual property	-	-	1,500,000	150	74,850	-	-	75,000

Net loss for the nine months ended July 31, 2014	-	-	-	-	-	-	(3,002,587)	(3,002,587)

Balance, July 31, 2014 (Unaudited)	1,000	$ -	15,240,000	$ 1,524	$ 2,884,476	$ 15,000	$ (3,049,503)	$ (148,503)

See Accompanying Notes to Financial Statements.

POCKET GAMES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine	October 4, 2013
	Months Ended	(inception) to
	July 31, 2014	July 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,002,587)	$ (3,049,503)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services, related parties	2,550,000	2,550,500
Shares issued for services	61,000	111,000
Impairment of intellectual property asset	95,000	95,000
Decrease (increase) in assets:
Prepaid expenses	2,000	-
Deferred costs	53,055	-
Increase (decrease) in liabilities:
Accounts payable	16,390	29,779
Accrued expenses, related parties	2,171	3,711
Accrued salaries	86,800	106,300
Deferred revenues	(8,500)	-
Net cash used in operating activities	(144,671)	(153,213)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of intellectual property asset	(20,000)	(20,000)
Net cash used in investing activities	(20,000)	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	134,500	164,500
Proceeds from loans payable, related parties	9,500	9,500
Net cash provided by financing activities	144,000	174,000

NET CHANGE IN CASH	(20,671)	787
CASH AT BEGINNING OF YEAR	21,458	-
CASH AT END OF YEAR	$ 787	$ 787

SUPPLEMENTAL INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non-cash investing and financing activities:
Par value of founders' shares issued	$ -	$ 500

See Accompanying Notes to Financial Statements.

POCKET GAMES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 1 - Nature of Business and Significant Accounting Operations

Pocket Games, Inc. (the “Company”) was incorporated on October 4, 2013 (“Inception”) under the laws of the State of Florida. The Company is engaged in the development, marketing and sale of interactive games for mobile devices, tablets and computers. The Company has limited customers, products and revenues to date, and follows the accounting guidelines for accounting for and reporting for a development stage enterprise in preparing its financial statements.

The accompanying unaudited financial statements for Pocket Games, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) and with the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein, and should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s filing of Form S-1 and any amendments as filed with the Securities and Exchange Commission.

The Company has adopted a fiscal year end of October 31.

Development Stage Company

The Company is currently considered a development stage company. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. An entity remains in the development stage until such time as, among other factors, revenues have been realized. To date, the development stage of the Company’s operations consists of developing the business model and marketing concepts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Reporting

Under FASB ASC 280-10-50, the Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued interest reported on the balance sheet are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company also had debt instruments that required fair value measurement on a recurring basis.

Foreign Currency Transactions

The Company translates foreign currency transactions to the Company's functional currency (United States Dollar), at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. There were no cash equivalents at July 31, 2014 and October 31, 2013.

POCKET GAMES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable may result from our product sales or outsourced application development services. Management must make estimates of the uncollectability of accounts receivables. Management specifically analyzed customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Revenue Recognition

The Company generates revenue from three sources; sale of game applications, sale of advertising provided with games, and outsourced application development services. The Company recognizes revenue using four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured, which is typically after receipt of payment and delivery, net of any credit card charge-backs and refunds. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Revenues on advertising are deferred and recognized ratably over the advertising period.

Revenue from October 4, 2013 (Inception) through July 31, 2014, includes only outsourced application development services recognized in accordance with ASC 605-28 "Milestone Method". The application development revenue, totaling approximately $45,540, as amended (see Note 5), will be earned upon attainment of stipulated milestones through October 31, 2014. The Company may bill for these services prior to attainment of the performance milestones. Revenues recognized under this arrangement for the three and nine months ended July 31, 2014 and the period from October 4, 2013 (Inception) to July 31, 2014 were $9,490, $40,540 and $45,540, respectively, all of which are from a related party. Receipts in excess of revenue earned as of the balance sheet date shall be included in deferred revenue. Deferred revenues from the Milestone Method were $-0- and $8,500 at July 31, 2014 and October 31, 2013, respectively.

Concentration of Revenue

All the revenue included in the accompanying financial statements is from one line of business, outsourced application development services, from a single related party customer, based in the United Kingdom.

Software Development Costs

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market but may be expensed if the Company is in the development stage. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset. During the period from October 4, 2013 (inception) to July 31, 2014, the Company did not capitalize any software development costs.

POCKET GAMES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Website Development Costs

The Company accounts for website development costs in accordance with ASC 350-50, “Accounting for Website Development Costs” (“ASC 350-50”), wherein website development costs are segregated into three activities:

1)	Initial stage (planning), whereby the related costs are expensed.
2)

Development (web application, infrastructure, graphics), whereby the related costs are capitalized and amortized once the website is ready for use. Costs for development content of the website may be expensed or capitalized depending on the circumstances of the expenditures.

3)

Post-implementation (after site is up and running: security, training, admin), whereby the related costs are expensed as incurred. Upgrades are usually expensed, unless they add additional functionality.

The Company has not capitalized any website development costs during the nine months ended July 31, 2014 or the period from October 4, 2013 (Inception) to October 31, 2013, respectively.

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred.

Research and Development

Expenditures for research and product development costs are expensed as incurred. The Company has expensed development costs of $117,362 and $4,942 during the nine months ended July 31, 2014 and the period from October 4, 2013 (Inception) to October 31, 2013, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception on October 4, 2013. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company recognized $2,686,000 and $50,500 for services and compensation for the nine months ended July 31, 2014 and the period from October 4, 2013 (Inception) to October 31, 2013, respectively.

POCKET GAMES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our financial position or results of operations.

Note 2 - Going Concern

As shown in the accompanying financial statements, the Company is in the development stage and has incurred continuous losses from operations, had an accumulated deficit of $3,049,503, used net cash from operations of $173,213 since inception, has cash on hand of $787 as of July 31, 2014, and has generated minimal revenues to date, all of which are from a related party. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will require approximately $360,000 to meet its operating expenses and carry out its plan of operations over the next twelve months. Management is currently seeking additional sources of capital to fund short term operations through debt or equity investments, including loans from Officers and Directors. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

POCKET GAMES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. The financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Fair Value of Financial Instruments

Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company has convertible notes that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of July 31, 2014 and October 31, 2013, respectively:

	Fair Value Measurements at July 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$ 787	$ -	$ -
Total assets	787	-	-
Liabilities
Loans payable, related parties	-	9,500	-
Total liabilities	-	9,500	-
	$ 787	$ (9,500)	$ -

POCKET GAMES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Fair Value Measurements at October 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$ 21,458	$ -	$ -
Total assets	21,458	-	-
Liabilities
Loans payable, related parties	-	-	-
Total liabilities	-	-	-
	$ 21,458	$ -	$ -

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended July 31, 2014 and the year ended October 31, 2013.

Level 2 liabilities consist of short term unsecured loans payable to related parties. No fair value adjustment was necessary during the nine months ended July 31, 2014 and the year ended October 31, 2013.

Note 4 – Related Party Transactions

Promissory Note

From time to time the Company received unsecured loans, bearing interest at 12% per annum, maturing on December 31, 2014 from one of the Company’s Directors and Treasurer, as disclosed in Note 5.

Stock Issuances

On October 4, 2013, the Company issued 5,000,000 shares of common stock amongst the two directors of the Company. The fair value of the common stock was $500 based on recent sales prices of the Company’s common stock on the date of grant. The $500 was paid by reducing accrued salaries due to these officers in lieu of cash.

On April 25, 2014, the Company issued 1,000 shares of Series A Preferred Stock to its chief executive officer and sole director as a bonus for services provided. The fair value of the common stock was $2,500,000 based on recent sales prices of the Company’s common stock on the date of grant.

On December 15, 2013, the Company issued 1,000,000 shares of common stock to an officer of the Company as payment for compensation in lieu of cash. The fair value of the common stock was $50,000 based on recent sales prices of the Company’s common stock on the date of grant, and was paid ratably against accrued compensation over the subsequent six month period.

Revenues

The Company entered into a contract, as amended in January 2014 and again in June 2014, whereby the Company will develop and deliver, on a milestone schedule, a game application, to an entity related to an officer of the Company. The officer is an owner and a director on the customer's Board. During the period from October 4, 2013 (inceptions) to July 31, 2014, the Company recognized total revenue of $45,540 pursuant to this agreement.

POCKET GAMES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Employment Contracts

On October 4, 2013, the Company entered into two employment agreements with the two officers of the Company. Both agreements are for a term of three years and require monthly payments of $10,000 to each officer.

Rents

The Company no longer leases office space from a shareholder and consultant (the “Landlord”). There is no formal agreement and no rent has been paid. The amounts due to the Landlord were $3,500 and $500 as of July 31, 2014 and October 31, 2013, respectively. These amounts are included in accrued expenses, related parties on the accompanying balance sheets.

Note 5 – Loans Payable, Related Parties

Loans payable, related parties, consists of the following at July 31, 2014 and October 31, 2013, respectively:

	July 31,	October 31,
	2014	2013
12% unsecured promissory note, bearing interest at 12% per annum from a related party, one of the Company’s Directors and Treasurer, maturing on December 31, 2014.	$ 9,500	$ -

	$ 9,500	$ -

The Company recognized interest expense of $211 and $-0- during the nine months ended July 31, 2014 and the period from October 4, 2013 (Inception) to October 31, 2013, respectively. No interest has been paid to date.

POCKET GAMES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Changes in Stockholders’ Equity (Deficit)

Authorized Shares, Common Stock

The Company is authorized to issue 499,000,000 shares of $0.0001 par value common stock. As of July 31, 2014, 15,240,000 shares were issued and outstanding.

Authorized Shares, Preferred Stock

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

(iii)

The holder of the Series A Preferred Stock shall be entitled to receive notice of any stockholders’ meeting in accordance with the Articles of Incorporation and By-laws of the Company.

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

POCKET GAMES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

Preferred Stock Issuances, for the Period Ending July 31, 2014

On April 25, 2014, the Company issued 1,000 shares of Series A Preferred Stock to its chief executive officer and sole director as a bonus for services provided. The fair value of the common stock was $2,500,000 based on recent sales prices of the Company’s common stock on the date of grant.

Common Stock Issuances, for the Period Ending October 31, 2013

On October 4, 2013, the Company issued 5,000,000 shares of common stock amongst the two directors of the Company. The fair value of the common stock was $500 based on recent sales prices of the Company’s common stock on the date of grant. The $500 was paid by reducing accrued salaries due to these officers in lieu of cash.

On October 15, 2013, the Company issued 1,000,000 shares of common stock to a consultant for services to be provided pursuant to a six month agreement. The total fair value of the common stock was $50,000 based on recent sales prices of the Company’s common stock on the date of grant. These shares were valued at the recent sales price of the Company’s common stock. The $50,000 value was recorded as deferred costs and was recognized as consulting expense pro rata over the six month term.

On various dates between October 22, 2013 and October 28, 2013, the Company sold a total of 600,000 shares of common stock at $0.05 per share amongst three individuals, resulting in total proceeds of $30,000.

Common Stock Issuances, for the Period Ending July 31, 2014

On various dates between November 4, 2013 and November 6, 2013, the Company sold a total of 1,500,000 shares of common stock at $0.004 per share amongst three individuals, resulting in total proceeds of $6,000.

On various dates between November 6, 2013 and November 11, 2013, the Company sold a total of 500,000 shares of common stock at $0.05 per share amongst three individuals, resulting in total proceeds of $25,000.

On various dates between November 15, 2013 and December 5, 2013, the Company sold a total of 1,100,000 shares of common stock at $0.025 per share amongst five individuals, resulting in total proceeds of $27,500.

On December 12, 2013, the Company issued 200,000 vested common shares to an attorney for legal services. The fair value of the common stock was $10,000 based on recent sales prices of the Company’s common stock on the date of grant.

On December 15, 2013, the Company issued 1,000,000 shares of common stock to an officer of the Company as payment for compensation in lieu of cash. The fair value of the common stock was $50,000 based on recent sales prices of the Company’s common stock on the date of grant, and was paid ratably against accrued compensation over the subsequent six month period.

On various dates between February 21, 2014 and March 24, 2014, the Company sold a total of 1,120,000 shares of common stock at $0.05 per share amongst nine individuals, resulting in total proceeds of $56,000.

POCKET GAMES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(Unaudited)

On various dates between March 11, 2014 and March 17, 2014, the Company sold a total of 1,000,000 shares of common stock at $0.02 per share amongst four individuals, resulting in total proceeds of $20,000.

On May 8, 2014, the Company issued 600,000 shares of common stock pursuant to an agreement with our transfer agent to provide DTC advisory services. The fair value of the common stock was $30,000 based on recent sales prices of the Company’s common stock on the date of grant.

On May 14, 2014, the Company issued 1,500,000 shares of common stock for the purchase of Intellectual Property pursuant to a Purchase Agreement. The fair value of the common stock was $75,000 based on recent sales prices of the Company’s common stock on the date of grant. The Intellectual Property, consisting of the fair value of the common stock, along with a cash payment of $20,000, was subsequently impaired and expensed as Development Costs within the Statement of Operations.

On June 11, 2014, the Company issued 120,000 vested common shares to an attorney for legal services. The fair value of the common stock was $6,000 based on recent sales prices of the Company’s common stock on the date of grant.

Subscriptions Payable, for the Period Ending October 31, 2014

On May 1, 2014, the Company granted 300,000 shares of common stock pursuant to an agreement with a consultant to provide services from May 1, 2014 through June 30, 2014. The fair value of the common stock was $15,000 based on recent sales prices of the Company’s common stock on the date of grant. The shares were presented as Subscriptions Payable in the accompanying Balance Sheet and subsequently issued on September 17, 2014.

Note 7 – Commitments and Contingencies

Intellectual Property Purchase Agreement

On February 12, 2014, the Company entered into an Intellectual Property Purchase Agreement, whereby the Company purchased from the seller a certain software game application. Subject to the terms and conditions of this Agreement, the Company issued to the seller 1,500,000 shares of common shares. Additionally, the Company agreed to pay to the Seller the cost for development and modification of $40,000, of which $20,000 was paid during the nine months ended July 31, 2014 and is included in development costs in the accompanying statement of operations, and the remaining balance of $20,000 shall be paid as the work passes through quality control.

Note 8 – Subsequent Events

On September 17, 2014, the Company issued 300,000 shares of common stock in satisfaction of the Subscriptions Payable related to the common stock granted for services on May 1, 2014.

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

Overview

We are a development-stage company incorporated in the State of Florida on October 4, 2013, to engage in the development and distribution of mobile games. We have generated only minimal revenues from business operations from a related party. Our independent registered public accounting firm has issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business unless we obtain additional capital to pay our ongoing operational costs. Accordingly, we must locate sources of capital to pay our operational costs.

From our inception on October 4, 2013 through July 31, 2014, our business operations have primarily been focused on developing our business plan, developing the features of our first mobile game products, and developing a game for DNA Interactive Games Limited (“DNAIG”), a related party.

During the quarter ended July 31, 2014, we ceased all developmental activities related to Pocket Football and do not anticipate completion of the Pocket Games product. We directed our efforts to the development of the Idol Hands game under the terms of our March 17, 2014, agreement with Fluid Games Limited (“FGL”), a company formed under the laws of the United Kingdom. During the period ending April 30, 2014, we redesigned the Idol Hand's camera operated control system and the menu system control in order to allow the user to control the game via an ordinary Keyboard and Mouse, rather than having to buy additional equipment from a third party. During March 2014, we tested the game and newly developed control system. In April 2014, the voice over work for the game was recalibrated and recorded. These modifications were needed to convert the tutorial voiceover of the hand movements from the ‘camera control system’ to the newly implemented ‘Keyboard and Mouse’ system.

We completed 100% of the development of the Idol Hands game on September 1, 2014 and are currently undergoing quality assurance testing of the. We expect to offer the Idol Hands game for sale as our first product in October of 2014. We are in negotiations with online digital download retailers for distribution of the Idol Hands game including Stream, Amazon and Game. There is no assurance we will be successful in securing agreements with these retailers to distribute the Idol Hands game.

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

Third Party Development

On October 22, 2013, we entered into an agreement with DNA Interactive Games Limited (the “DNA Agreement”), a company formed under the laws of the United Kingdom (“DNAIG”), which is controlled by our Chief Executive Officer, David Lovatt, to develop a game known as SH3G for iPad and the Android tablet platforms. Through the DNA Agreement, as amended, DNAIG agreed to pay us an aggregate fee of approximately $59,500 as we meet certain milestones, as outlined in the chart below. Through July 31, 2014, we have received $45,540. As set forth in the chart below, we received or expect to receive the following payments from DNAIG as we meet the milestones:

Milestone	Amount Paid	Milestone Date	Status of Milestone
Submission of Military Campaign to Apple	$3,000 Paid	May 19, 2014	100%
Submission of improved User Interface & game balancing	$6,490 Paid	May 19, 2014	100%
Submission of DLC, Wolfpack content cleared for submission to Apple by QA	$3,000	June 13th 2014	98%
Android Build Submission	$14,000	October 1, 2014	65%

Through July 31, 2014, we paid $35,178 to FGL to assist us with the development of SH3G.

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

From inception on October 4, 2013, through July 31, 2014, we incurred costs and expenses of $3,049,503 including development costs, professional fees, general and administrative fees and interest expense. We have funded our operation through our revenue and through the sale of common stock to our two officers, and 35 non-affiliated investors.

As of July 31, 2014, we had cash on hand of $787 which is not sufficient to pay for our operating costs. If we are unable to generate sufficient revenues or raise additional monies to fund our operations we will be unable to complete development of our products and may be forced to cease operations.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2014 AND THE PERIOD FROM OCTOBER 4, 2013 (INCEPTION) TO JULY 31, 2014:

			For the
			Period from
	For the Three	For the Nine	October 4, 2013
	Months Ended	Months Ended	(inception) to
	July 31, 2014	July 31, 2014	July 31, 2014
Revenues, Related Party	$ 9,490	$ 40,540	$ 45,540

Development Costs	67,125	117,362	122,304
General and Administrative	2,597,813	2,723,361	2,745,001
Professional Fees	35,265	202,193	227,527

Total Operating Expenses	2,700,203	3,042,916	3,094,832

Net Operating (Loss)	(2,690,713)	(3,002,376)	(3,049,832)

Total Other Income (Expense)	(211)	(211)	(211)

Net (Loss)	$ (2,690,924)	$ (3,002,587)	$ (3,049,503)

Revenues, Related Party:

The Company was established on October 4, 2013 and is in the development stage and had no independent revenues or significant operations during the three and nine months ended July 31, 2014 and the period from October 4, 2013 (inception) to July 31, 2014. Related party revenues were $9,490 for the three months ended July 31, 2014 and $40,540 for the nine months ended July 31, 2014.

Development Costs:

Development costs were $67,125 for the three months ended July 31, 2014 and $117,362 for the nine months ended July 31, 2014. Development costs consisted of software and game development costs and included $75,000 of stock based compensation for the purchase of Intellectual Property on May 14, 2014.

General and Administrative:

General and administrative expense was $2,597,813 for the three months ended July 31, 2014 and $2,723,361 for the nine months ended July 31, 2014. General and administrative expenses consisted of bank fees, SEC filing costs and costs associated with the pursuit of getting our stock traded on the OTCBB, as well as $2,680,000 of compensation to our officers accrued during the nine months ended July 31, 2014. A total of $50,000 of officer compensation was paid with the issuance of 1,000,000 shares of common stock in lieu of cash during the nine months ended July 31, 2014 and another 1,000 shares of Series A Preferred Stock valued at $2,500,000 were issued as a bonus to the CEO.

Professional Fees:

Professional fees expense was $35,265 for the three months ended July 31, 2014 and $202,193 for the nine months ended July 31, 2014. Professional fees consisted of legal, consulting, accounting and auditing costs necessary to prepare our public filings. A total of $76,000 of compensation for consulting and legal services was paid with the issuance of 920,000 shares of common stock and a subscriptions payable for 300,000 shares of common stock in lieu of cash during the nine months ended July 31, 2014.

Net Operating Loss:

Net operating loss for the three months ended July 31, 2014 was $2,690,713, or ($0.18) per share, and $3,002,376, or ($0.24) per share, for the nine months ended July 31, 2014. Net operating loss consisted primarily of fees incurred in connection with the pursuit of listing of our Common Stock on the OTCBB and with establishing an account with our transfer agent, as well as legal and audit fees related to our SEC filing costs, along with the development of our software products during the nine months ended July 31, 2014. A total of $2,686,000 of our net operating loss for the nine months ended July 31, 2014 was attributable to common and preferred stock payments in lieu of cash.

Other Expense:

Other expense was $211 for the three months ended July 31, 2014 and $211 for the nine months ended July 31, 2014. Other expenses consisted of interest expense on related party debts.

Net Loss:

Net loss for the three months ended July 31, 2014 was $2,690,924, or ($0.18) per share, and $3,002,587, or ($0.24) per share, for the nine months ended July 31, 2014. Net loss consisted primarily of fees incurred in connection with the pursuit of listing of our Common Stock on the OTCBB and with establishing an account with our transfer agent, as well as legal and audit fees related to our SEC filing costs, along with the development of our software products, and related party interest expense incurred during the nine months ended July 31, 2014. A total of $2,686,000 of our net operating loss for the nine months ended July 31, 2014 was attributable to common and preferred stock payments in lieu of cash.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities, accumulated (deficit) and working capital (deficit) at July 31, 2014 and October 31, 2013.

	July 31,	October 31,
	2014	2013
Current Assets	$787	$23,458

Current Liabilities	$149,290	$42,929

Accumulated (Deficit)	$(3,049,503)	$(46,916)

Working Capital (Deficit)	$(148,503)	$(19,471)

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

•

An substantial increase in working capital requirements to finance our operations,

•

Addition of administrative and professional personnel as the business grows,

•

The cost of being a public company, and

•

Payments for development of games.

Satisfaction of our Cash Obligations for the Next 12 Months

From October 4, 2013 (inception) through July 31, 2014, we generated revenues of $45,540 from our business operations, all of which was generated from revenues to a related party. Since our inception through July 31, 2014, we raised $164,500 from the sale of our common shares to investors for cash consideration.

Our current cash on hand as July 31, 2014 was $787, which is insufficient to meet our current monthly operating costs of approximately $30,000. As of July 31, 2014, we had current liabilities of $149,290.

We have a net loss and net cash used in operations of $3,049,503 and $153,213, respectively, for the period from October 4, 2013 (inception) to July 31, 2014 and our stockholders’ deficit was $148,503, with an accumulated deficit during the development stage of $3,049,503 as of July 31, 2014.

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

Going Concern

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the period ended July 31, 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to the accounting for and recovery of long-lived assets including income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Software Development Costs

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market but may be expensed if the Company is in the development stage. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset. During the period from October 4, 2013 (inception) to October 31, 2013 and through July 31, 2014 the Company did not capitalize any software development costs.

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. We intend on generating revenue from three sources; sale of game applications, sale of advertising provided with games, and outsourced application development services. To date, all revenues have been derived from a related party.

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

Contractual Obligations

As of July 31, 2014, we have no fixed contractual obligations or commitments that include future estimated payments.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

Our management, with the participation of the Company’s Principal Executive Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 31, 2014.

Based on such evaluation, the Company’s Principal Executive Officer have concluded that as of July 31, 2014, our disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer, as appropriate to allow timely discussions regarding required disclosure; due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ deficit and cash flows for the periods presented.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Registrant’s Certifying Accountant

On September 5, 2014, Pocket Games, Inc., a Florida corporation (the “Company”), engaged M&K CPAS, PLLC (“New Accountant”) to audit and review the Company’s financial statements for the fiscal year ending October 31, 2014. The New Accountant has been engaged for general audit and review services and not because of any particular transaction or accounting principle, or because of any disagreement with the Company’s former accountant, Salberg & Company, P.A. (the “Former Accountant”).

The Former Accountant was dismissed effective September 5, 2014. The Former Accountant’s reports on the Company’s financial statements during its past fiscal year did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, except for a going concern qualification contained in its audit report for the period from October 4, 2013 (inception) to October 31, 2013. The decision to change accountants was recommended and approved by the Company’s Board of Directors. During the period from October 4, 2013 (inception) to October 31, 2013 through the date hereof, the Company did not have any disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the Former Accountant’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

The New Accountant was engaged effective September 5, 2014. The New Accountant was engaged for general audit and review services and not because of any particular transaction or accounting principle, or because of any disagreement with the Former Accountant. The Company will request that the Former Accountant furnish the Company with a letter addressed to the Commission stating whether or not the independent auditor agrees with the above statements. Once such letter is furnished by the Former Accountant, the Company will file a copy of such letter on Form 8-K/A. The Company has an outstanding balance due or payable to the Former Accountant.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

ITEM 1A RISK FACTORS.

Not required to be provided by smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 8, 2014, we entered into an agreement with a consultant for services provided from May 1, 2014, until June 30, 2014. We issued 600,000 shares of our restricted common stock in exchange for his services. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the individual was either accredited or sophisticated and familiar with our operations, and there was no solicitation.

On May 14, 2014, the Company issued 1,500,000 shares of common stock for the purchase of Intellectual Property pursuant to a Purchase Agreement. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the individual was either accredited or sophisticated and familiar with our operations, and there was no solicitation.

On June 11, 2014, the Company issued 120,000 vested common shares to an attorney for legal services. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the individual was either accredited or sophisticated and familiar with our operations, and there was no solicitation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On April 25, 2014, we amended our Articles of Incorporation and designated (the “Designation”) a series of our preferred stock as Series A Preferred Stock, and issued 1,000 shares of the Series A to our Chief Executive Officer and sole director.

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

(vi)

Each one (1) share of Series A Preferred Stock shall have voting rights equal to 50,000 shares of our Common Stock, providing for the holder of the Series A Preferred Stock to have aggregate voting rights equal to 50,000,000 shares of our Common Stock; The holder of the Series A Preferred Stock shall be entitled to received notice of any stockholders’ meeting in accordance with the Articles of Incorporation and By-laws of the Company.

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

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form S-1 filed with the Securities and Exchange Commission by Pocket Games, Inc. on December 18, 2013)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 of the Form S-1 filed with the Securities and Exchange Commission by Pocket Games, Inc. on December 18, 2013)

3.3*	Amended Articles of Incorporation dated April 25, 2014

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 of the Form S-1 filed with the Securities and Exchange Commission by Pocket Games, Inc. on December 18, 2013)

10.1

Executive Employment Agreement with David Lovatt (incorporated by reference to Exhibit 10.1 of the Form S-1 filed with the Securities and Exchange Commission by Pocket Games, Inc. on December 18, 2013)

10.2

Executive Employment Agreement with Elliott Polatoff (incorporated by reference to Exhibit 10.2 of the Form S-1 filed with the Securities and Exchange Commission by Pocket Games, Inc. on December 18, 2013)

10.3	Consulting Agreement with Yaakov Sean Fulda (incorporated by reference to Exhibit 10.3 of the Form S-1 filed with the Securities and Exchange Commission by Pocket Games, Inc. on December 18, 2013)

10.4

SH3G IOS/Android Milestone Schedule with DNA Interactive Games Limited (incorporated by reference to Exhibit 10.4 of the Form S-1/A filed with the Securities and Exchange Commission by Pocket Games, Inc. on January 15, 2014)

10.5	Rental Agreement with Yaakov Fulda (incorporated by reference to Exhibit 10.6 of the Form S-1/A filed with the Securities and Exchange Commission by Pocket Games, Inc. on January 15, 2014)

10.6	Memorandum of Deliverables by Fluid Games (incorporated by reference to Exhibit 10.6 of the Form S-1/A filed with the Securities and Exchange Commission by Pocket Games, Inc. on February 21, 2014)

10.7	Intellectual Property Purchase Agreement (incorporated by reference to Exhibit 10.7 of the Form S-1/A filed with the Securities and Exchange Commission by Pocket Games, Inc. on March 27, 2014)

10.8*	DTC Advisory Services Agreement with Vstock Transfer, LLC dated May 8, 2014

10.9*	Promissory Note with Elliot Polatoff dated May 7, 2014

10.10*	Amendment to Promissory Note with Elliot Polatoff dated June 24, 2014

31.1*	Certification of David Lovatt, CEO and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of David Lovatt, CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POCKET GAMES, INC.

Date: September 22, 2014	By:	/s/ David Lovatt David Lovatt Chief Executive Officer (Principal Executive Officer)

Date: September 22, 2014	By:	/s/ David Lovatt David Lovatt Chief Financial Officer and Principal Accounting Officer