Form 10-Q/A
period 2014-07-31
POCKET GAMES INC.
filed 2014-09-24
CIK 1591157

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

EXPLANATORY NOTE

Pocket Games, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarter ended July 31, 2014, filed with the Securities & Exchange Commission on September 22, 2014, to include omitted exhibits to ITEM 6. Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.

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

10.5	Rental Agreement with Yaakov Fulda (incorporated by reference to Exhibit 10.6 of the Form S-1/A filed with the Securities and Exchange Commission by Pocket Games, Inc. on January 15, 2014)

10.6	Memorandum of Deliverables by Fluid Games (incorporated by reference to Exhibit 10.6 of the Form S-1/A filed with the Securities and Exchange Commission by Pocket Games, Inc. on February 21, 2014)

10.7	Intellectual Property Purchase Agreement (incorporated by reference to Exhibit 10.7 of the Form S-1/A filed with the Securities and Exchange Commission by Pocket Games, Inc. on March 27, 2014)

10.8*	DTC Advisory Services Agreement with Vstock Transfer, LLC dated May 8, 2014

10.9*	Promissory Note with Elliot Polatoff dated May 7, 2014

10.10*	Amendment to Promissory Note with Elliot Polatoff dated June 24, 2014

31.1	Certification of David Lovatt, CEO and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of David Lovatt, CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POCKET GAMES, INC.

Date: September 23, 2014	By:	/s/ David Lovatt David Lovatt Chief Executive Officer (Principal Executive Officer)

Date: September 23, 2014	By:	/s/ David Lovatt David Lovatt Chief Financial Officer and Principal Accounting Officer