Form 10-K
period 2014-10-31
POCKET GAMES INC.
filed 2015-02-05
CIK 1591157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended October 31, 2014
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-1591157

POCKET GAMES, INC.

(Exact name of registrant as specified in its charter)

Florida	46-3813936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 Plainview Ave., Far Rockaway, New York	11691
(Address of principal executive offices)	(Zip Code)

(347) 318-8859

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Table of Contents

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

☒ Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the OTC Bulletin Board, the aggregate market value of the common stock of Pocket Games, Inc. held by non-affiliates as of April 30, 2014 was $341,000.

As of January 23, 2015, there were 16,045,400 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Table of Contents	2

Table of Contents	3

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

Table of Contents	4

PART I

ITEM 1. BUSINESS.

Company History

Pocket Games, Inc. (“us”, “we”, “our”, or the “Company”) is a Florida corporation formed on October 4, 2013, by our chief executive officer David Lovatt to develop and distribute mobile sports games. Our principal executive office is located at 909 Plainview Ave., Far Rockaway, New York 11691. Our telephone number is 347-318-8859. Our website is www.pocketgamesinc.com. The Company has limited customers and products and revenues to date.

Our Business

Pocket Games, Inc. is an emerging company in the video games industry. Our goal is to deliver quality PC and mobile games to the fast growing gaming community.

The Company intends to acquire intellectual property and other assets to create a base from which to fulfill our business plan. The Company has already acquired its first asset, Idol Hands, a PC game.

We anticipate other acquisitions and changes to the Company in the coming year.

The Pocket Games Products

Idol Hands – The First Release from Pocket Games, Inc.

The History of this Title

This game was developed by Chromativity in 2012 as a joint partnership with Intel and Relative Technologies as part of an OEM (Original Equipment Manufacturer). It was originally part of a twelve month exclusive release license to bundle the game with a gesture control camera. Development continued and with the game being released August 2013, the exclusivity period ran out in September 2014. Pocket Games acquired Idol Hands in May 2014 and intends to launch a PC version in February, 2015, with releases on other platforms to follow.

Related Party Game Development

On October 22, 2013 we entered into an agreement with DNA Interactive Games Limited, a company formed under the laws of the United Kingdom (“DNAIG”), which is controlled by our Chief Executive Officer, David Lovatt, to develop a game known as SH3G for iPad and the Android tablet platforms. DNAIG agreed to pay us an aggregate of $56,050 as we meet certain milestones. To date we have received $45,450. We expect to receive the balance of $10,600 during 2015.

Market

The video games industry continues to show very strong year on year growth. Worldwide, the gaming industry is due to be worth $103 billion in 2017 with 8.9% year on year growth 1. Next generation consoles purchased by consumers is greater than previous projections, bucking the projected trend, with PlayStation4 sales at 7 million by April 2014. This was just five months after launch. Both the PlayStation 3 &the Xbox360 took 14 months to reach 7.7 million.2

Table of Contents	5

Digital sales on console are increasing year on year. These are sales where no physical media is provided and the game is downloaded directly to the unit from the manufacturer’s in-platform store. Revenue splits for console software in 2017 are project to be 61% from physical sales of media, 36% of digital downloading of a title and with 3% of revenue coming from advertising in and around the game.3

Overall, taking both PC and Console platforms, US gaming revenue from physical product dropped to just above 30% in 2013 and is predicted to be less than 20% by end of 2015. 4 Contrary to previous predictions, PC games are now outselling console games in a market that is to be worth $25 billion by end of 20144

The number of gamers worldwide continues to rise at an unprecedented and impressive rate. The 1.6 billion gamers from 2013 is due to rise to more than 2 billion by 2016. 4 The Asian-Pacific region continues to be an important market and maintains its exponential growth pattern. 82% of the last year’s $6 billion growth came from Asia Pacific and China will be the biggest gaming market ahead of the US by 2015. 4

1http://www.newzoo.com/insights/games-industry-disrupted-10-key-moments-towards-2017

2http://www.gamesindustry.biz/articles/2013-10-30-console-resurgence-starts-with-ps4-xbox-one-launches-riccitiello&http://www.forbes.com/sites/insertcoin/2014/04/17/sony-announces-7-million-ps4-sales-microsoft-still-silent-on-xbox-one/

3http://www.gamesindustry.biz/articles/2013-10-30-console-revenues-to-grow-29-percent-by-2017

4http://www.siliconrepublic.com/digital-life/item/36658-pc-games-are-now-outselling

The Consumer

USA

•	58% of Americans play video games
•	Average age of players: 30
•	68% are above 18 and older
•	45% are female (up from 42% in 2012) and are usually over 18
•	Average of 2 gamers per household
•	51% of households own at least one console
•	Average age of purchaser: 35
•	77% of gamers play at least one hour a week
•	36% play games on their smart phone

UK:

•	The average UK gamer is 35
•	Most are male
•	Plays for almost 3 hours a day
•	The average gamer fights with their partner over their gaming hobby twice a week, with some 15% of people saying they’ve broken up over the amount of time spent gaming.
•	The UK is just behind the U.S. in terms of iPad game purchases.

Other Countries

•	Japan and China lead the pack when it comes to iPhone/iPad games. Russia is also a major user, ranking #6 in the world.
•	The games industry in India grew 16% in 2012, to $227 million.
Table of Contents	6

•	91% of all people on earth have a mobile phone
•	56% of people own a smart phone
•	50% of mobile phone users use mobile as their primary Internet source
•	80% of time on mobile is spent inside apps or games

1http://www.bigfishgames.com/blog/2014-global-gaming-stats-whos-playing-what-and-why/

Sources:

http://www.theesa.com/facts/index.asp

http://www.theesa.com/games-improving-what-matters/The_Transformation_of_the_Video_Game_Industry.pdf

http://fr.slideshare.net/slideshow/view?login=wearesocialsg&title=social-digital-mobile-around-the-world-january-2014

http://www.vg247.com/2013/07/04/survey-finds-average-uk-gamer-is-35-male-plays-for-almost-3-hours-a-day/

http://www.theesa.com/facts/pdfs/esa_ef_2013.pdf

http://www.theesa.com/games-improving-what-matters/The_Evolution_of_Mobile_Games.pdf

http://www.theesa.com/games-improving-what-matters/Games_and_Family_Life.pdf

http://services.google.com/fh/files/blogs/AdMob%20-%20Tablet%20Survey.pdf

http://www.margaretwallace.com/state-of-video-game-industr/

http://www.reportlinker.com/ci02073/Video-Game.html

http://www.digitalbuzzblog.com/infographic-2013-mobile-growth-statistics/

Competition

The mobile game market is highly competitive and rapidly changing. Our ability to compete depends upon many factors within and outside our control, including the timely development and introduction of our mobile game and its enhancements, its functionality, performance, reliability, customer service and support and marketing efforts. Due to the relatively low barriers to entry in the mobile game market, we expect additional competition from other emerging companies. Many of the Company’s existing and potential competitors are substantially larger than us and have significantly greater financial, technical and marketing resources. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development and promotion of their mobile games. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressure will not have a material adverse effect on our business, operating results and financial condition.

Employees

We have two (2) employees who are also our officers and sole director. Our chief executive officer, president and sole director, David Lovatt oversees our day to day operations and product development. Our secretary and treasurer Elliot Polatoff, oversees our financial matters.

On October 15, 2013, we entered into an agreement with Yaakov Fulda to provide us with up to 20 hours of consulting services for a period of six months. Mr. Fulda's services consist of advising us about business sales, marketing, finance and mergers and acquisitions. We paid Mr. Fulda 1,000,000 shares of our common stock and $50,000 for his services. The agreement could have been terminated by either party with 15 days’ notice. This agreement has expired.

Table of Contents	7

None of our employees are employed under a collective bargaining agreement. We believe we have an excellent relationship with our employees and independent contractors.

We intend to hire additional employees and independent contractors on an as needed basis.

The loss of our CEO David Lovatt would likely have a material adverse effect on the Company. We intend to reduce this risk by obtaining key-man insurance after the Offering, in the event that affordable insurance coverage may be obtained. We cannot assure you that the Company will be able to obtain such insurance or that the Company will be successful in recruiting needed personnel.

Available Information

Pocket Games, Inc. is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files quarterly and annual reports, as well as other information with the Securities and Exchange Commission (“Commission”) under File No. 000-54163. Such reports and other information filed with the Commission can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates, and at various regional and district offices maintained by the Commission throughout the United States. Information about the operation of the Commission’s public reference facilities may be obtained by calling the Commission at 1-800-SEC-0330. The Commission also maintains a website at http://www.sec.gov that contains reports and other information regarding the Company and other registrants that file electronic reports and information with the Commission.

ITEM 1A. RISK FACTORS.

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Presently, our business is operated out of an office of 200 square feet located in Cedarhurst, New York, and is leased for $250 per month. This is a month to month sublease agreement. We plan to open an office in the United Kingdom during 2015. We also intend to secure additional office and administrative facilities. We do not expect that office facilities costs will be substantial relative to our overall operational expenditures.

ITEM 3. LEGAL PROCEEDINGS.

The Company currently has no litigation pending, threatened or contemplated, or unsatisfied judgments.

From time to time, we are also a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with contractors, purchasers and suppliers. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

Table of Contents	8

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTCQB under the symbol “PKGM”. We had approximately 35 registered holders of our common stock as of October 31, 2014. Registered holders do not include those stockholders whose stock has been issued in street name. The last reported price for our common stock on January 26, 2015 was $0.10 per share.

The following table reflects the high and low closing sales prices per share of our common stock during each calendar quarter as reported on the OTCQB, since the Company’s inception until the fiscal year ended October 31, 2014:

	Price Range(1)
	High	Low
Fiscal October 31, 2014
Fourth quarter	$0.25	$0.05
Third quarter	$0.50	$0.50
Second quarter	—	—
First quarter	—	—

____________________

(1)	The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Dividends and Distributions

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future. We expect that that any future earnings will be retained for use in developing and/or expanding our business.

Sales of Unregistered Securities

On October 4, 2013, we sold 2,500,000 shares of our common stock to our chief executive officer and director, David Lovatt for the price of $0.0001 per share or an aggregate of $250. On December 9, 2013 we sold 1,000,000 shares to David Lovatt for $0.05 a share or an aggregate of $50,000.

On October 4, 2013, we sold 2,500,000 shares of our common stock to our treasurer and secretary, Elliot Polatoff for the price of $0.0001 per share or an aggregate of $250.

On March 17, 2014, we entered into an agreement with Fluid Games, Ltd to acquire certain intellectual property for the game known as Idol Hands. In exchange for the game, we issued 1,500,000 shares of common stock valued at $0.05 per share. We also paid $40,000 as additional consideration.

On October 29, 2014, we issued 155,400 shares of our common stock valued at $0.05 per share for legal services.

Table of Contents	9

With respect to the transactions noted above. Each of the recipients of securities of the Company was an accredited investor, or is considered by the Company to be a “sophisticated person”, inasmuch as each of them has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of receiving securities of the Company. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its securities as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Penny Stock Rules

The SEC has also adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks” as such term is defined by Rule 15g-9. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Our shares constitute penny stocks under the Exchange Act. The shares may remain penny stocks for the foreseeable future. The classification of our shares as penny stocks makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in PKGM will be subject to the penny stock rules.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document approved by the SEC, which: (i) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (ii) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act; (iii) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (iv) contains a toll-free telephone number for inquiries on disciplinary actions; (v) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (vi) contains such other information and is in such form as the SEC shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (i) bid and offer quotations for the penny stock; (ii) the compensation of the broker-dealer and its salesperson in the transaction; (iii) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (iv) monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

Table of Contents	10

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

Overview

We were incorporated in the State of Florida on October 4, 2013, to engage in the development and distribution of mobile games. Our independent registered public accounting firm has issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business unless we obtain additional capital to pay our ongoing operational costs. Accordingly, we must locate sources of capital to pay our operational costs. Since the Company’s inception we have generated only minimal revenues from business operations from a related party. Expenses which comprise the costs of goods sold include licensing agreements, and royalties, as well as operational and staffing costs related to the development, management, and support of the Company’s mobile applications. General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Table of Contents	11

RESULTS OF OPERATIONS FOR THE YEAR ENDED OCTOBER 31, 2014 AND THE PERIOD FROM OCTOBER 4, 2013 (INCEPTION) TO OCTOBER 31, 2013:

		For the
		Period from
	For the	October 4, 2013
	Year Ended	(inception) to	Increase /
	October 31, 2014	October 31, 2013	Decrease
Revenues, Related Party	$40,540	$5,000	$35,540
Cost of Revenues	(165,118)	(4,942)	160,176
Gross Profit (Loss)	(124,578)	58	(124,636)

General and Administrative	25,203	1,640	23,563
Officer Compensation	2,740,000	20,000	2,720,000
Professional Fees	217,572	25,334	192,238

Total Operating Expenses	2,982,775	46,974	2,935,801

Net Operating Loss	(3,107,353)	(46,916)	3,060,437

Total Other Income (Expense)	(5,270)	—	5,270

Net Loss	$(3,112,623)	$(46,916)	$3,049,503

Revenues, Related Party:

The Company was established on October 4, 2013 and had no independent revenues or significant operations during the year ended October 31, 2014 and the period from October 4, 2013 (inception) to October 31, 2013. Related party revenues were $40,540 for the year ended October 31, 2014 and $5,000 for the period from October 4, 2013 (inception) to October 31, 2013, an increase of $35,540, or 711%.

Cost of Revenues:

Cost of revenues was $165,118 for the year ended October 31, 2014 and $4,942 for the period from October 4, 2013 (inception) to October 31, 2013, an increase of $160,176, or 3,241%. Cost of revenues consisted of software and game cost of revenues and included $75,000 of stock based compensation for the purchase of Intellectual Property on May 14, 2014.

General and Administrative:

General and administrative expense was $25,203 for the year ended October 31, 2014 and $1,640 for the period from October 4, 2013 (inception) to October 31, 2013, an increase of $23,563, or 1,437%. General and administrative expenses consisted of bank fees, SEC filing costs and costs associated with the pursuit of getting our stock traded on the OTCBB.

Table of Contents	12

Officer Compensation:

Officer compensation expense was $2,740,000 for the year ended October 31, 2014 and $20,000 for the period from October 4, 2013 (inception) to October 31, 2013, an increase of $2,720,000, or 13,600%.

Officer compensation expense consisted of a monthly fee of $10,000 to each of our two officers. A total of $50,000 of officer compensation was paid with the issuance of 1,000,000 shares of common stock in lieu of cash during the year ended October 31, 2014 and $500 of officer compensation was paid with the issuance of 5,000,000 founders’ shares of common stock in lieu of cash during the period from October 4, 2013 (inception) to October 31, 2013. Another 1,000 shares of Series A Preferred Stock valued at $2,500,000 were issued as a bonus to the CEO on April 25, 2014.

Professional Fees:

Professional fees expense was $217,572 for the year ended October 31, 2014 and $25,334 for the period from October 4, 2013 (inception) to October 31, 2013, an increase of $192,238, or 759%. Professional fees consisted of legal, consulting, accounting and auditing costs necessary to prepare our public filings. A total of $71,878 of compensation for consulting and legal services was paid with the issuance of common stock in lieu of cash during the year ended October 31, 2014, consisting of 1,220,000 shares and subscriptions payable for 155,400 shares.

Net Operating Loss:

Net operating loss for the year ended October 31, 2014 was $3,107,353, or ($0.24) per share, and $46,916, or ($0.01) per share, for the period from October 4, 2013 (inception) to October 31, 2013, an increase of $3,060,437, or 6,523%. Net operating loss consisted primarily of fees incurred in connection with the pursuit of listing of our Common Stock on the OTCBB and with establishing an account with our transfer agent, as well as legal and audit fees related to our SEC filing costs, along with the development of our software products during the year ended October 31, 2014 and the period from October 4, 2013 (inception) to October 31, 2013. A total of $2,696,878 of our net operating loss for the year ended October, 2014 was attributable to common and preferred stock payments in lieu of cash, in addition to $46,333 of expenses related to $50,000 of common stock that was issued during the period from October 4, 2013 (inception) to October 31, 2013, along with $500 of founders’ shares.

Other Expense:

Other expense was $5,270 for the year ended October 31, 2014 and $-0- for the period from October 4, 2013 (inception) to October 31, 2013. Other expenses consisted of interest expense on related party and convertible debts, along with the amortization of the discount on the beneficial conversion feature and loan origination costs attributable to the convertible debenture.

Net Loss:

Net loss for the year ended October 31, 2014 was $3,112,623, or ($0.24) per share, and $46,916, or ($0.01) per share, for the period from October 4, 2013 (inception) to October 31, 2013, an increase of $3,065,707, or 6,534%. Net loss consisted primarily of fees incurred in connection with the pursuit of listing of our Common Stock on the OTCBB and with establishing an account with our transfer agent, as well as legal and audit fees related to our SEC filing costs, along with the development of our software products, and interest on related party and convertible debts incurred during the year ended October 31, 2014. A total of $2,696,878 of our net operating loss for the year ended October, 2014 was attributable to common and preferred stock payments in lieu of cash, including $50,000 that was issued during the period from October 4, 2013 (inception) to October 31, 2013, along with $500 of founders’ shares.

Table of Contents	13

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities, accumulated (deficit) and working capital (deficit) at October 31, 2014 and October 31, 2013.

	October 31,	October 31,
	2014	2013
Current Assets	$3,158	$23,458

Current Liabilities	$204,839	$42,929

Accumulated (Deficit)	$(3,159,539)	$(46,916)

Working Capital (Deficit)	$(201,681)	$(19,471)

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

  An substantial increase in working capital requirements to finance our operations,
  Addition of administrative and professional personnel as the business grows,
  The cost of being a public company, and
  Payments for development of games.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

We believe the following more critical accounting policies are used in the preparation of our financial statements:

JOBS Act

The Company is an “emerging growth company” as defined in the recently-enacted JOBS Act, and is eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not “emerging growth companies.” As an “emerging growth company” under the JOBS Act, the Company is permitted to, and intends to, rely on exemptions from certain reporting and disclosure requirements, which may make our future public filings different than that of other public companies.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain new accounting standards until those standards would otherwise apply to private companies. The

Table of Contents	14

Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company effective dates.

The Company will remain an “emerging growth company” until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which the Company has, during the previous 3-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which the Company is deemed a “large accelerated filer” as defined under the federal securities laws.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the financial statements include the valuation of stock based compensation and deferred tax assets.

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

Table of Contents	15

Beneficial Conversion Features

From time to time, the Company may issue convertible notes that may contain an imbedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

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

Revenue from October 4, 2013 (Inception) through October 31, 2014, includes only outsourced application development services recognized in accordance with ASC 605-28 "Milestone Method". The application development revenue, totaling $45,540, as amended (see Note 4), has been earned upon attainment of stipulated milestones through October 31, 2014 pursuant to a contract with an entity related to an officer of the Company. The officer is an owner and a director on the customer's Board. The Company may bill for these services prior to attainment of the performance milestones. Revenues recognized under this arrangement for the year ended October 31, 2014 and the period from October 4, 2013 (Inception) to October 31, 2013 were $40,540 and $5,000, respectively, all of which were from a related party. Receipts in excess of revenue earned as of the balance sheet date shall be included in deferred revenue. Deferred revenues from the Milestone Method were $-0- and $8,500 at October 31, 2014 and October 31, 2013, respectively.

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

Table of Contents	16

are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset. During the year ended October 31, 2014 and the period from October 4, 2013 (inception) to October 31, 2013, the Company did not capitalize any software development costs.

Development Costs

Expenditures for product development costs are expensed as incurred. The Company has expensed development costs of $165,118 and $4,942 during the year ended October 31, 2014 and the period from October 4, 2013 (Inception) to October 31, 2013, respectively, which has been presented as a cost of revenues in the Company’s statements of operations.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. As of October 31, 2014, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

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

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company issued $2,696,878 and $50,500 of stock based compensation for services for the year ended October 31, 2014 and the period from October 4, 2013 (Inception) to October 31, 2013, respectively, of which $46,333 of the $50,500 of shares issued during the period from October 4, 2013 (Inception) to October 31, 2013 was deferred and expensed during the year ended October 31, 2014 in addition to the $2,696,878 of shares issued for services during the year ended October 31, 2014.

Table of Contents	17

Recent Accounting Pronouncements

See Note 1 in the Notes to the Financial Statements for recent accounting pronouncements.

There were various other accounting standards and interpretations recently issued, none of which are expected to a have a material impact on the Company's consolidated financial position, operations or cash flows.

Forward-Looking Statements

This report contains or incorporates by reference forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our future business plans and strategies, the receipt of working capital, future revenues and other statements that are not historical in nature. In this report, forward-looking statements are often identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties which could cause actual results to differ materially from those expressed or implied.

Other uncertainties that could affect the accuracy of forward-looking statements include:

•	the worldwide economic situation;
•	any changes in interest rates or inflation;
•	the willingness and ability of third parties to honor their contractual commitments;
•	our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
•	our capital expenditures, as they may be affected by delays or cost overruns;
•	environmental and other regulations, as the same presently exist or may later be amended;
•	our ability to identify, finance and integrate any future acquisitions; and
•	the volatility of our common stock price.

This list is not exhaustive of the factors that may affect any of our forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report. We do not intend to update these forward looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Table of Contents	18

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table of Contents	19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUTING FIRM

To the Board of Directors of

Pocket Games, Inc.

We have audited the accompanying balance sheet of Pocket Games, Inc. as of October 31, 2014 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended October 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pocket Games, Inc. as of October 31, 2014, and the results of its operations and its cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated a deficit of $3,159,539 and negative working capital of $201,681, which raises doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ M&K CPAS, PLLC

Houston, TX

www.mkacpas.com

February 4, 2015

Table of Contents	20

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Pocket Games, Inc.

We have audited the accompanying balance sheet of Pocket Games, Inc. (a development stage company) as of October 31, 2013 and the related statements of operations, changes in stockholders’ equity, and cash flows for the period from October 4, 2013 (inception) to October 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pocket Games, Inc. as of October 31, 2013 and the results of its operations and its cash flows, for the period from October 4, 2013 (inception) to October 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss and net cash used in operations of $46,916 and $8,542, respectively, for the period from October 4, 2013 (inception) to October 31, 2013 and a working capital deficit and deficit accumulated during development stage of $19,471 and $46,916, respectively, at October 31, 2013 and is in development stage with minimal revenues, all of which are from a related party. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

December 18, 2013

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Table of Contents	21

POCKET GAMES, INC.
BALANCE SHEETS

	October 31,	October 31,
	2014	2013
ASSETS

Current assets:
Cash	$430	$21,458
Prepaid expenses	—	2,000
Loan origination costs	2,728	—
Total current assets	3,158	23,458

Deferred costs	—	53,055

Total assets	$3,158	$76,513

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$27,852	$13,389
Accrued expenses, related parties	4,071	1,540
Accrued expenses	263	—
Accrued compensation	150,679	19,500
Deferred revenues	—	8,500
Loans payable, related parties	15,789	—
Convertible debenture, net of discount of $41,815 at October 31, 2014	6,185	—
Total current liabilities	204,839	42,929

COMMITMENTS AND CONTINGENCIES (Note 8)	—	—

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 1,000,000 shares authorized	—	—
Preferred stock designated, Series A, $0.0001 par value, 1,000 and -0-
Shares issued and outstanding at October 31, 2014 and 2013, respectively	—	—
Common stock, $0.0001 par value, 499,000,000 shares
authorized, 15,540,000 and 6,600,000 shares issued and
outstanding at October 31, 2014 and 2013, respectively	1,554	660
Additional paid-in capital	2,945,426	79,840
Subscriptions payable, consisting of 155,400 and -0- shares
at October 31, 2014 and 2013, respectively	10,878	—
Accumulated (deficit)	(3,159,539)	(46,916)
Total stockholders' equity (deficit)	(201,681)	33,584

Total liabilities and stockholders' equity (deficit)	$3,158	$76,513

The accompanying notes are an integral part of these financial statements.

Table of Contents	22

POCKET GAMES, INC.
STATEMENTS OF OPERATIONS

		For the
		Period from
	For the	October 4, 2013
	Year Ended	(Inception) to
	October 31,	October 31,
	2014	2013
Revenues:
Application development revenues, related party	$40,540	$5,000
Cost of revenues	(165,118)	(4,942)
Gross profit (loss)	(124,578)	58

Operating expenses:
General and administrative	25,203	1,640
Officer compensation	2,740,000	20,000
Professional fees	217,572	25,334
Total operating expenses	2,982,775	46,974

Net operating loss	(3,107,353)	(46,916)

Other expenses:
Interest expense	(5,270)	—
Total operating expenses	(5,270)	—

Loss before provision for income taxes	(3,112,623)	(46,916)

Provision for income taxes	—	—

Net loss	$(3,112,623)	$(46,916)

Weighted average number of common shares
outstanding - basic and fully diluted	13,045,699	5,748,148

Net loss per share - basic and fully diluted	$(0.24)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Table of Contents	23

POCKET GAMES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A				Additional			Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	(Deficit)	Equity (Deficit)

Balance at inception, October 4, 2013	—	$—	—	$—	$—	$—	$—	$—

Common stock issued to founders at $0.0001 per share	—	—	5,000,000	500	—	—	—	500

Common stock issued for services	—	—	1,000,000	100	49,900	—	—	50,000

Common stock sold for cash	—	—	600,000	60	29,940	—	—	30,000

Net loss for the period from October 4, 2013
(inception) to October 31, 2013	—	—	—	—	—	—	(46,916)	(46,916)

Balance, October 31, 2013	—	—	6,600,000	660	79,840	—	(46,916)	33,584

Preferred stock issued for services, related party	1,000	—	—	—	2,500,000	—	—	2,500,000

Common stock issued for services, related party	—	—	1,000,000	100	49,900	—	—	50,000

Common stock sold for cash	—	—	5,220,000	522	133,978	—	—	134,500

Common stock issued for services	—	—	1,220,000	122	60,878	10,878	—	71,878

Common stock issued in exchange for intellectual property	—	—	1,500,000	150	74,850	—	—	75,000

Beneficial conversion feature of convertible debenture	—	—	—	—	45,980	—	—	45,980

Net loss for the year ended October 31, 2014	—	—	—	—	—	—	(3,112,623)	(3,112,623)

Balance, October 31, 2014	1,000	$—	15,540,000	$1,554	$2,945,426	$10,878	$(3,159,539)	$(201,681)

The accompanying notes are an integral part of these financial statements.

Table of Contents	24

POCKET GAMES, INC.
STATEMENTS OF CASH FLOWS

		For the Period
		Period from
	For the	October 4, 2013
	Year Ended	(Inception) to
	October 31,	October 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,112,623)	$(46,916)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization of loan origination costs	272	—
Amortization of discount on convertible debenture	4,165	—
Shares issued for services, related parties	2,550,000	—
Shares issued for services	146,878	4,167
Decrease (increase) in assets:
Prepaid expenses	2,000	(2,000)
Deferred costs	53,055	—
Increase (decrease) in liabilities:
Accounts payable	14,463	6,167
Accrued expenses, related parties	2,531	1,540
Accrued expenses	263	—
Accrued officer compensation	131,179	20,000
Deferred revenues	(8,500)	8,500
Net cash used in operating activities	(216,317)	(8,542)

CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	(3,000)	—
Proceeds from loans payable, related parties	15,789	—
Proceeds from convertible debenture	48,000	—
Proceeds from sale of common stock	134,500	30,000
Net cash provided by financing activities	195,289	30,000

NET CHANGE IN CASH	(21,028)	21,458
CASH AT BEGINNING OF YEAR	21,458	—
CASH AT END OF YEAR	$430	$21,458

SUPPLEMENTAL INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

Non-cash investing and financing activities:
Discount on beneficial conversion feature of convertible debenture	$45,980	$—
Common stock issued to officers paid by reducing accrued salaries	$—	$500
Common stock issued to consultant recorded as a deferred cost	$—	$50,000

The accompanying notes are an integral part of these financial statements.

Table of Contents	25

POCKET GAMES, INC.

Notes to the Financial Statements

Note 1 - Nature of Business and Significant Accounting Policies

Nature of Business

Pocket Games, Inc. (the “Company”) was incorporated on October 4, 2013 (“Inception”) under the laws of the State of Florida. The Company is engaged in the development, marketing and sale of interactive games for mobile devices, tablets and computers. The Company has limited customers and products and revenues to date.

The Company has adopted a fiscal year end of October 31.

Reclassifications

In the current year, the Company separately classified officer compensation and professional fees from general and administrative expenses, and presented the cost of revenues as a deduction against revenues to derive the gross profit (loss), in the statements of operations. For comparative purposes, amounts in prior periods have been reclassified to conform to current year presentation.

JOBS Act

The Company is an “emerging growth company” as defined in the recently-enacted JOBS Act, and is eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not “emerging growth companies.” As an “emerging growth company” under the JOBS Act, the Company is permitted to, and intends to, rely on exemptions from certain reporting and disclosure requirements, which may make our future public filings different than that of other public companies.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain new accounting standards until those standards would otherwise apply to private companies. The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company effective dates.

The Company will remain an “emerging growth company” until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which the Company has, during the previous 3-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which the Company is deemed a “large accelerated filer” as defined under the federal securities laws.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the financial statements include the valuation of stock based compensation and deferred tax assets.

Segment Reporting

Under FASB ASC 280-10-50, the Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Table of Contents	26

POCKET GAMES, INC.

Notes to the Financial Statements

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. There were no cash equivalents at October 31, 2014 and 2013.

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

Beneficial Conversion Features

From time to time, the Company may issue convertible notes that may contain an imbedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

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

Table of Contents	27

POCKET GAMES, INC.

Notes to the Financial Statements

Revenue from October 4, 2013 (Inception) through October 31, 2014, includes only outsourced application development services recognized in accordance with ASC 605-28 "Milestone Method". The application development revenue, totaling $45,540, as amended (see Note 4), has been earned upon attainment of stipulated milestones through October 31, 2014 pursuant to a contract with an entity related to an officer of the Company. The officer is an owner and a director on the customer's Board. The Company may bill for these services prior to attainment of the performance milestones. Revenues recognized under this arrangement for the year ended October 31, 2014 and the period from October 4, 2013 (Inception) to October 31, 2013 were $40,540 and $5,000, respectively, all of which were from a related party. Receipts in excess of revenue earned as of the balance sheet date shall be included in deferred revenue. Deferred revenues from the Milestone Method were $-0- and $8,500 at October 31, 2014 and October 31, 2013, respectively.

Concentration of Revenue

All the revenue included in the accompanying financial statements is from one line of business, outsourced application development services, from a single related party customer, based in the United Kingdom.

Software Development Costs

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market but may be expensed if the Company is in the development stage. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset. During the year ended October 31, 2014 and the period from October 4, 2013 (inception) to October 31, 2013, the Company did not capitalize any software development costs.

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

The Company has not capitalized any website development costs during the year ended October 31, 2014 or the period from October 4, 2013 (Inception) to October 31, 2013.

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred.

Table of Contents	28

POCKET GAMES, INC.

Notes to the Financial Statements

Development Costs

Expenditures for product development costs are expensed as incurred. The Company has expensed development costs of $165,118 and $4,942 during the year ended October 31, 2014 and the period from October 4, 2013 (Inception) to October 31, 2013, respectively, which has been presented as a cost of revenues in the Company’s statements of operations.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. As of October 31, 2014, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

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

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company recognized $2,696,878 and $50,500 for services and compensation for the year ended October 31, 2014 and the period from October 4, 2013 (Inception) to October 31, 2013, respectively, of which $46,333 of the $50,500 of shares issued during the period from October 4, 2013 (Inception) to October 31, 2013 was deferred and expensed during the year ended October 31, 2014.

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

Table of Contents	29

POCKET GAMES, INC.

Notes to the Financial Statements

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

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company elected the early adoption of ASU 2014-10 with these financial statements for the year ended October 31, 2014, which has not had a material impact on our financial position or results of operations.

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

Note 2 - Going Concern

As shown in the accompanying financial statements, the Company has incurred continuous losses from operations, had an accumulated deficit of $3,159,539, used net cash from operations since inception, negative working capital, has cash on hand of $430 as of October 31, 2014, and has generated minimal revenues to date, all of which are from a related party. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations through debt or equity investments, including loans from Officers and Directors. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Table of Contents	30

POCKET GAMES, INC.

Notes to the Financial Statements

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of October 31, 2014 and 2013, respectively:

	Fair Value Measurements at October 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$430	$—	$—
Total assets	430	—	—
Liabilities
Loans payable, related parties	—	15,789	—
Convertible debenture, net of discount of $41,815	—	6,185	—
Total liabilities	—	21,974	—
	$430	$(21,974)	$—

	Fair Value Measurements at October 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$21,458	$—	$—
Total assets	21,458	—	—
Liabilities
None	—	—	—
Total liabilities	—	—	—
	$21,458	$—	$—

Table of Contents	31

POCKET GAMES, INC.

Notes to the Financial Statements

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the year ended October 31, 2014 and the period from October 4, 2013 (Inception) to October 31, 2013.

Level 2 liabilities consist of short term unsecured loans payable to related parties and a convertible debenture. No fair value adjustment was necessary during the year ended October 31, 2014 and the period from October 4, 2013 (Inception) to October 31, 2013.

Note 4 – Related Party Transactions

Promissory Note

From time to time the Company received unsecured loans, bearing interest at 12% per annum, which matured on December 31, 2014 from one of the Company’s Directors and Treasurer, as disclosed in Note 5.

Stock Issuances

On October 4, 2013, the Company issued 5,000,000 shares of common stock amongst the two directors of the Company. The par value of $500 was paid by reducing accrued salaries due to these officers in lieu of cash.

On December 15, 2013, the Company issued 1,000,000 shares of common stock to an officer of the Company as payment for compensation in lieu of cash. The fair value of the common stock was $50,000, or $0.05 per share, based on recent sales prices of the Company’s common stock on the date of grant, and was paid ratably against accrued compensation over the subsequent six month period.

On April 25, 2014, the Company issued 1,000 shares of Series A Preferred Stock to its chief executive officer and sole director as a bonus for services provided. The fair value of the common stock was $2,500,000 based on recent sales prices of the Company’s common stock on the date of grant due to the Company’s stock having not yet traded on a public exchange, as multiplied by the super voting rights of 50:1 to the common stock, which was sold to independent third parties at $0.05 per share.

Revenues

The Company entered into a contract, as amended in January 2014 and again in June 2014, whereby the Company was to develop and deliver, on a milestone schedule, a game application, to an entity related to an officer of the Company. The officer is an owner and a director on the customer's Board. During the year ended October 31, 2014 and the period from October 4, 2013 (inception) to October 31, 2013, the Company recognized revenue of $40,540 and $5,000, respectively, pursuant to this agreement.

Employment Contracts

On October 4, 2013, the Company entered into two employment agreements with the two officers of the Company. Both agreements are for a term of three years and require monthly payments of $10,000 to each officer. Accrued officer compensation was $150,679 and $19,500 as of October 31, 2014 and 2013, respectively.

Table of Contents	32

POCKET GAMES, INC.

Notes to the Financial Statements

Rents

The Company no longer leases office space from a shareholder and consultant (the “Landlord”). There is no formal agreement and no rent has been paid. The amounts due to the Landlord were $3,500 and $500 as of October 31, 2014 and October 31, 2013, respectively. These amounts are included in accrued expenses, related parties on the accompanying balance sheets.

Note 5 – Loans Payable, Related Parties

Loans payable, related parties, consists of the following at October 31, 2014 and October 31, 2013, respectively:

	October 31,	October 31,
	2014	2013
12% unsecured promissory note, bearing interest at 12% per annum from a related party, one of the Company’s Directors and Treasurer, maturing on December 31, 2014.	$15,306	$—

	$15,306	$—

The Company recognized interest expense of $570 and $-0- during the year ended October 31, 2014 and the period from October 4, 2013 (Inception) to October 31, 2013, respectively. No interest has been paid to date.

Note 6 – Convertible Debenture

Convertible debentures consist of the following at October 31, 2014 and 2013, respectively:

	October 31,	October 31,
	2014	2013
Originated October 6, 2014, unsecured $48,000 convertible promissory note, which carries an 8% interest rate and matures on July 9, 2015 (“First KBM Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.	$48,000	$—
Less: unamortized discount on beneficial conversion feature	(41,815)	—
Convertible debenture	6,185	—
Less: current maturities of convertible debenture	(6,185)	—
Long term convertible debenture	$—	$—

The Company recognized interest expense in the amount of $263 and $-0- for the year ended October 31, 2014 and the period from October 4, 2013 (inception) to October 31, 2013, respectively related to the convertible debenture.

Table of Contents	33

POCKET GAMES, INC.

Notes to the Financial Statements

In addition, the Company recognized and measured the embedded beneficial conversion feature present in the convertible debts by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

The aforementioned accounting treatment resulted in a total debt discount equal to $45,980 for the year ended October 31, 2014. The discount is amortized on a straight line basis, which approximated the effective interest method due to the short term duration of the note, from the dates of issuance until the stated redemption date of the debts, as noted above.

The convertible debenture, consisting of total original face values of $48,000 from KBM Worldwide, Inc., that created the beneficial conversion feature carry default provisions that place a “maximum share amount” on the note holders that can be owned as a result of the conversions to common stock by the note holders is 4.99% of the issued and outstanding shares of Pocket Games.

During the year ended October 31, 2014, the Company recorded debt amortization expense in the amount of $4,165 attributed to the aforementioned debt discount.

KBM Worldwide, Inc. Convertible Note

On October 6, 2014, we entered into a Securities Purchase Agreement with KBM Worldwide, Inc. (“KBM”), pursuant to which we sold to KBM an 8% Convertible Promissory Note in the original principal amount of $48,000. The First KBM Note has a maturity date of July 9, 2015, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Closing Bid Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the First KBM Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First KBM Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the First KBM Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0328 below the market price on October 6, 2014 of $0.067 provided a value of $45,980, of which $4,165 and $-0- was amortized during the year ended October 31, 2014 and the period from October 4, 2013 (inception) to October 31, 2013, respectively.

Note 7 – Changes in Stockholders’ Equity (Deficit)

Authorized Shares, Preferred Stock

The Company is also authorized to issue 1,000,000 shares of its preferred stock. On April 25, 2014, the Company designated (the “Designation”) a series of our preferred stock as Series A Preferred Stock, (“Series A Preferred Stock”) and issued 1,000 shares of the Series A Preferred Stock to its chief executive officer and sole director.

Table of Contents	34

POCKET GAMES, INC.

Notes to the Financial Statements

As a result of the Designation:

•	The Company is authorized to issue 1,000 shares of Series A Preferred Stock;
•	Holders of the A Preferred Stock will not be entitled to receive dividends;
•	The holders of the Series A Preferred Stock then outstanding shall not be entitled to receive any distribution of Company assets;
•	The Series A Preferred Stock will not be convertible into shares of the Company’s common stock.
•	The holders of the Series A Preferred Stock shall have the following voting rights:
(i)	To vote together with the holders of the Common Stock as a single class on all matter submitted for a vote of holders of Common Stock;
(ii)	Each one (1) share of Series A Preferred Stock shall have voting rights equal to 50,000 shares of our Common Stock, providing for the holder of the Series A Preferred Stock to have aggregate voting rights equal to 50,000,000 shares of our Common Stock;
(iii)	The holder of the Series A Preferred Stock shall be entitled to receive notice of any stockholders’ meeting in accordance with the Articles of Incorporation and By-laws of the Company.
(iv)	So long as any shares of Series A Preferred Stock remain outstanding, we will not, without the written consent or affirmative vote of the holders of 100% of the outstanding shares of the Series A Preferred Stock, (i) amend, alter, waive or repeal, whether by merger consolidation, combination, reclassification or otherwise, the Articles of Incorporation, including this Certificate of Designation, or our By-laws or any provisions thereof (including the adoption of a new provision thereof), (ii) create, authorize or issue any class, series or shares of Preferred Stock or any other class of capital stock. The vote of the holders of at least one-hundred percent of the outstanding Series A Stock, voting separately as one class, shall be necessary to adopt any alteration, amendment or repeal of any provisions of this Resolution, in addition to any other vote of stockholders required by law.

Preferred Stock Issuances, for the Year Ended October 31, 2014

On April 25, 2014, the Company issued 1,000 shares of Series A Preferred Stock to its chief executive officer and sole director as a bonus for services provided. The fair value of the common stock was $2,500,000 based on recent sales prices of the Company’s common stock on the date of grant due to the Company’s stock having not yet traded on a public exchange, as multiplied by the super voting rights of 50:1 to the common stock, which was sold to independent third parties at $0.05 per share.

Authorized Shares, Common Stock

The Company is authorized to issue 499,000,000 shares of $0.0001 par value common stock. As of October 31, 2014, 15,540,000 shares were issued and outstanding.

Common Stock Issuances, for the Period Ending October 31, 2013

On October 4, 2013, the Company issued 5,000,000 shares of common stock amongst the two directors of the Company. The par value of $500 was paid by reducing accrued salaries due to these officers in lieu of cash.

On October 15, 2013, the Company issued 1,000,000 shares of common stock to a consultant for services to be provided pursuant to a six month agreement. The total fair value of the common stock was $50,000, or $0.05 per share, based on recent sales prices of the Company’s common stock on the date of grant. The $50,000 value was recorded as deferred costs and was recognized as consulting expense pro rata over the six month term.

On various dates between October 22, 2013 and October 28, 2013, the Company sold a total of 600,000 shares of common stock at $0.05 per share amongst three individuals, resulting in total proceeds of $30,000.

Table of Contents	35

POCKET GAMES, INC.

Notes to the Financial Statements

Common Stock Issuances, for the Year Ended October 31, 2014

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

On May 1, 2014, the Company granted 300,000 shares of common stock pursuant to an agreement with a consultant to provide services from May 1, 2014 through June 30, 2014. The fair value of the common stock was $15,000 based on recent sales prices of the Company’s common stock on the date of grant. The shares were subsequently issued on September 17, 2014.

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

Subscriptions Payable, for the Year Ended October 31, 2014

On October 28, 2014, the Company granted 155,400 shares of common stock pursuant to an agreement with our SEC attorney to provide legal services. The fair value of the common stock was $10,878 based on the closing price of the Company’s common stock on the date of grant. The shares were presented as Subscriptions Payable in the accompanying Balance Sheet and subsequently issued on November 6, 2014.

Table of Contents	36

POCKET GAMES, INC.

Notes to the Financial Statements

Beneficial Conversion Feature

On October 6, 2014, the Company entered into a convertible promissory note with KBM Worldwide, Inc. The beneficial conversion feature discount resulting from the conversion price that was $0.0328 below the market price of $0.067 on the October 6, 2014 origination date resulted in a debt discount value of $45,980 that was recognized as additional paid in capital and is being amortized on a straight line basis over the life of the loan.

Note 8 – Commitments and Contingencies

Intellectual Property Purchase Agreement

On February 12, 2014, the Company entered into an Intellectual Property Purchase Agreement, whereby the Company purchased from the seller a certain software game application. Subject to the terms and conditions of this Agreement, the Company issued to the seller 1,500,000 shares of common shares. Additionally, the Company agreed to pay to the Seller the cost for development and modification of $40,000, of which $35,966 was paid during the year ended October 31, 2014 and is included in cost of revenues in the accompanying statement of operations, and the remaining balance of $4,034 was accrued in accounts payable and subsequently paid prior to January 6, 2015. The costs were incurred prior to the establishment of technological feasibility and, as such, were charged to research and development expense and presented within costs of revenues in the statement of operations.

Professional Services Agreement

On October 28, 2014, the Company entered into an Agreement with John D. Thomas, P.C., whereby the Company engaged Mr. Thomas to prepare the Company’s Form 10-K for the year ended October 31, 2014 for $3,000 and their quarterly form 10-Qs for a fee of $2,000 per quarter in cash, along with one percent (1%) of the Company’s issued and outstanding common stock, which represented 155,400 shares with a fair value of $10,878 based on the closing price of the Company’s common stock on the date of grant, and was subsequently issued on November 6, 2014. Subject to the terms and conditions of this Agreement, if the Company continues to use Mr. Thomas’ services for another year the Company will be required to gross up the previously issued shares to one percent (1%) of the Company’s issued and outstanding common stock as of October 31, 2015.

Note 9 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the year ended October 31, 2014 and the period for October 4, 2013 (inception) to October 31, 2013, the Company incurred a net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At October 31, 2014, the Company had approximately $281,000 of federal net operating losses. The net operating loss carry forwards, if not utilized, will begin to expire in 2028.

Table of Contents	37

POCKET GAMES, INC.

Notes to the Financial Statements

The components of the Company’s deferred tax asset are as follows:

	October 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$98,350	$31,500
Net deferred tax assets before valuation allowance	$98,350	$31,500
Less: Valuation allowance	(98,350)	(31,500)
Net deferred tax assets	$—	$—

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at October 31, 2014 and 2013, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	October 31,
	2014	2013

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 10 – Subsequent Events

Convertible Notes

On November 17, 2014, the Company sold an unsecured $43,000 convertible promissory note, which carries an 8% interest rate and matures on August 11, 2015 (“Second KBM Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.

On December 10, 2014, the Company sold an unsecured $33,000 convertible promissory note, which carries an 8% interest rate and matures on September 12, 2015 (“Third KBM Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.

Table of Contents	38

POCKET GAMES, INC.

Notes to the Financial Statements

Common Stock Issuances

On November 6, 2014, the Company issued 350,000 shares of common shares to a consultant as payment for services. The fair value of the common stock was $29,750 based on recent sales prices of the Company’s common stock on the date of grant.

On November 6, 2014, the Company issued 155,400 shares of common stock in satisfaction of the Subscriptions Payable related to the common stock granted for services on October 28, 2014.

Table of Contents	39

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 18, 2014, we dismissed our previous independent accountant, Salberg & Company, P.A. (hereafter “SCPA). Our Board of Directors approved the decision to change the Company’s independent accountants on September 5, 2014.

The report of SCPA regarding the Company’s financial statements for the past fiscal year ended October 31, 2013, contained in its S-1 registration statement for the past fiscal year ended October 31, 2013, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles, except that the report contains an explanatory paragraph stating that there was substantial doubt about the Company's ability to continue as a going concern.

During the fiscal year ended October 31, 2013 and during the period from October 31, 2013 through to September 5, 2014, the date of dismissal, there were no disagreements with SCPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of SCPA would have caused it to make reference to the subject matter of the disagreements in connection with its report.

On September 5, 2014, we engaged M&K CPAS, PLLC (“M&K”), independent registered accountants, as our independent accountant.

From October 4, 2013 (inception) until September 5, 2014, the Company did not consult with M&K CPAS, PLLC with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, to allow for timely decisions regarding required disclosure.

As of October 31, 2014, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report because there was no segregation of the duties with only a sole member in our management team. Our board of directors has only one member. We do not have a formal audit committee.

Table of Contents	40

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of October 31, 2014, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

None.

ITEM 9B. OTHER INFORMATION.

None.

Table of Contents	41

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following individual:

Name and Year First Elected Director(1)	Age	Background Information
David Lovatt (2013)	39	Mr. Lovatt, became our Chief Executive Officer and Director on October 4, 2013. From November 10, 2010 to December 1, 2013. Mr. Lovatt was the chief executive officer of DNA Dynamics, Inc. His responsibilities included overseeing product development and operations. From September 1, 2008 until February 1, 2011, Mr. Lovatt was the chief executive officer of Cloud Centric System Inc.

Elliott Polatoff (2013)	46	Mr. Polatoff, became our treasurer and secretary on October 4, 2013. From December 1, 2012 until May 1, 2013, Mr. Polatoff was the office manager of Five Towns Neurology. From June 2012, until October 2012, Mr. Polatoff was the residential manager of Human Care Services. From September 2007 until September 2009, Mr. Polatoff was the Chief Executive Officer of Party Source, Inc., an entertainment company.

(1) The business address of each of our directors is 909 Plainview Ave., Far Rockaway, New York 11691

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

· the director is, or at any time during the past three years was, an employee of the company;

· the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

· a family member of the director is, or at any time during the past three years was, an executive officer of the company;

· the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

Table of Contents	42

· the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

We do not have any independent directors. We do not have an audit committee, compensation committee or nominating committee. We do however have a code of ethics that applies to our officers, employees and director.

Compensation of Directors

From time to time, our board members may receive cash or additional shares of common stock of the Company for their services. We do not regularly compensate our directors with cash in respect of their capacities as members of the Board, although we may do so in the future.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during fiscal year ended October 31, 2014, the Board held no formal meetings.

We do not have Audit or Compensation Committees of our board of directors. Because of the lack of financial resources available to us, we also do not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the SEC.

Changes in Procedures by which Security Holders May Recommend Nominees to the Board

Any security holder who wishes to recommend a prospective director nominee should do so in writing by sending a letter to the Board of Directors. The letter should be signed, dated and include the name and address of the security holder making the recommendation, information to enable the Board to verify that the security holder was the holder of record or beneficial owner of the company’s securities as of the date of the letter, and the name, address and resumé of the potential nominee. Specific minimum qualifications for directors and director nominees which the Board believes must be met in order to be so considered include, but are not limited to, management experience, exemplary personal integrity and reputation, sound judgment, and sufficient time to devote to the discharge of his or her duties. There have been no changes to the procedures by which a security holder may recommend a nominee to the Board during our most recently ended fiscal year.

Executive Officers

David Lovatt and Elliott Polatoff are the Company’s executive officers. Mr. Lovatt serves as the Company’s Chief Executive Officer, as well as our principal accounting and financial officer. Mr. Polatoff serves as the Company’s Secretary. Further information pertaining Mr. Lovatt and Mr. Polatoff’s business background and experience is contained in the section above marked DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Table of Contents	43

To our knowledge, during the fiscal year ended October 31, 2014, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no other officer, director, or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

Code of Ethics

The Company expects that its Officers and Directors will maintain appropriate standards of honesty and ethical conduct in connection with the performance of their duties on behalf of the Company. In recognition of this expectation, the Company has adopted a Code of Ethics. The purpose of this Code of Ethics is to codify standards the Company believes are reasonably necessary to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships and full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission (the “SEC”), or other regulatory bodies and in other public communications made by the Company.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended October 31, 2014 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. Except as noted in footnote (2) below, we did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two years ended October 31, 2014, thus these items are omitted from the table below:

Summary Compensation Table
Name and Principal Position	FiscalYear	Salary	Stock Awards	All Other Compensation	Total
David Lovatt	2014	$120,000	$—	$—	$120,000
Chief Executive Officer	2013	$—	$50,000	$—	$50,000
Principal financial officer
Elliott Polatoff	2014	$120,000	$—	$—	$120,000
Secretary and Treasurer	2013	$—	$—	$—	$—

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

There were no grants or equity awards to our Named Executive Officers or directors during the fiscal year ended October 31, 2014.

Table of Contents	44

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of January 7, 2015. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 909 Plainview Ave., Far Rockaway, New York 11691. As of January 7, 2015, we had 16,045,400 shares of common stock outstanding and 1,000 shares of preferred stock outstanding. While each of our shares of common stock holds one vote, each share of our Series A Preferred Stock holds fifty thousand (50,000) votes. The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

Name	Sole Voting and Investment Power	Other Beneficial Ownership	Total	Percent of Class Outstanding
David Lovatt(1)	3,500,000	-0-	3,500,000	21.81%
Elliott Polatoff(2)	2,500,000	-0-	2,500,000	15.58%
All directors/director nominees and executive officers as a group (2 persons)	6,000,000	-0-	6,000,000	86.47%

____________________

* Indicates less than one percent.

(1)	Member of the Board of Directors. Includes 3,500,000 shares of common stock held directly. Excludes 1,000 shares of Series “A” Preferred Stock which are not convertible into common stock but which hold substantial voting rights and are entitled to vote together with holders of common stock on all matters. If the votes of these 1,000 shares of Series “A” Preferred Stock are taken into account, Mr. Lovatt holds voting rights with respect to 81% of the Company’s voting rights outstanding.
(2)	Treasurer and Secretary. Includes 2,500,000 shares of common stock held directly.

Limitation of Liability of Directors and Officers; Indemnification and Advance of Expenses

Pursuant to our charter and under Section 607.0850 of the 2012 Florida Statutes (hereafter, the “Statutes”), our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for authorization of illegal dividend payments or stock redemptions under Florida law or any transaction from which a director has derived an improper personal benefit. Our charter provides that we are authorized to provide indemnification of (and advancement of expenses) to our directors, officers, employees and agents (and any other persons to which applicable law permits us to provide indemnification) through Bylaw provisions, agreements with such persons, vote of stockholders or disinterested directors, or otherwise, to the fullest extent permitted by applicable law.

Table of Contents	45

We intend to enter into indemnification agreements with certain of our current directors and officers. The indemnification agreement will indemnify the indemnitee to the fullest extent permitted by law, including against third-party claims and claims by or in right of the Company or any subsidiary or majority-owned partnership of the Company by reason of that person (including the advancement of expenses subject to certain conditions) (a) being a director, officer employee or agent of the Company, or of any subsidiary or majority-owned partnership of the Company or (b) serving at our request as a director, officer, employee or agent of another entity. If appropriate, we will be entitled to assume the defense of the claim with counsel selected by us and approved by the indemnitee (which approval may not be unreasonably withheld). Separate counsel employed by the indemnitee will be at his or her own expense unless (1) the employment of separate counsel has been previously authorized by us, (2) the indemnitee reasonably concludes there may be a conflict of interest or (3) we have not, in fact, employed counsel to assume the defense of such claim.

The Bylaws of the Company provide for indemnification of Covered Persons substantially identical in scope to that permitted under the Florida Law. Such Bylaws provide that the expenses of directors and officers of the Company incurred in defending any action, suit or proceeding, whether civil, criminal, administrative or investigative, must be paid by the Company as they are incurred and in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of such director or officer to repay all amounts so advanced if it is ultimately determined by a court of competent jurisdiction that the director or officer is not entitled to be indemnified by the Company.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions above, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities, other than the payment by us of expenses incurred or paid by one of our directors, officers, or controlling persons in the successful defense of any action, suit or proceeding, is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification is against public policy as expressed in the Securities Act, and we will be governed by the final adjudication of such issue

Provisions of Our Charter and Bylaws

Our charter and bylaws provide that our board of directors will have the exclusive power to make, alter, amend or repeal any provision of our bylaws.

Change of Control

None

Table of Contents	46

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On March 17, 2014, we entered into an agreement with Fluid Games, Ltd to acquire certain intellectual property for the game known as Idol Hands. In exchange for the game, we issued to deliver 1,500,000 shares of common stock. We paid $40,000 as additional consideration.

On October 22, 2013, we entered into an agreement with a related party, DNA Interactive Games Limited. Our Chief Executive Officer, David Lovatt is a director of DNA Interactive. During the period ended October 31, 2013 and March 25, 2014, we recognized $5,000 and $36,050, respectively of revenue from this contract.

On October 15, 2013, we entered into an agreement with Yaakov Fulda to provide us with up to 20 hours of consulting services for a period of six months. Mr. Fulda's services consist on advising us about business sales, marketing, finance and mergers and acquisitions. We agreed to pay Mr. Fulda 1,000,000 shares of our common stock and $50,000 for his services. The agreement may be terminated by either party with 15 days’ notice.

On October 4, 2013, we sold 2,500,000 shares of our common stock to our chief executive officer and director, David Lovatt for the price of $.0001 per share or an aggregate of $250. On December 9, 2013 we sold 1,000,000 shares of common stock to David Lovatt at the price of $.05 per share or an aggregate of $50,000. This amount was paid by reducing salary due to him over a six month period.

On October 4, 2013, we sold 2,500,000 shares of our common stock to our secretary and treasurer, Elliot Polatoff for the price of $.0001 per share or an aggregate of $250.

We occupy office space owned by a shareholder and consultant on a month to month basis pursuant to a written agreement. No rent has been paid and rent accrues at the rate of $250 per month.

David Lovatt, our chief executive officer, president and director controls DNA Interactive Games, Inc. which is our only customer and source of revenue to date.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees paid to our independent registered accounting firm, M&K CPAS, PLLC, for the fiscal year ending October 31, 2014, and the previous independent registered accounting firm, Salberg & Company, P.A., for the interim periods through September 18, 2014, and the fiscal year ending October 31, 2013:

	2014	2013
Audit Fees
M&K CPAS, PLLC	$2,000	$—
Salberg & Company, P.A.	8,100	11,300
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$10,100	$11,300

It is the policy of the Board of Directors, which presently completes the functions of the Audit Committee, to engage the independent accountants selected to conduct our financial audit and to confirm, prior to such engagement, that such independent accountants are independent of the company. All services of the independent registered accounting firms reflected above were pre-approved by the Board of Directors.

Table of Contents	47

PART IV

ITEM 15. EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form S-1 filed with the Securities and Exchange Commission by Pocket Games, Inc. on December 18, 2013)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of the Form S-1 filed with the Securities and Exchange Commission by Pocket Games, Inc. on December 18, 2013)
10.1	Executive Employment Agreement between David Lovatt and Pocket Games, Inc. dated October 4, 2013 (incorporated by reference to Exhibit 10.1 of the Form S-1 filed with the Securities and Exchange Commission by Pocket Games, Inc. on December 18, 2013)
10.2	Executive Employment Agreement between Elliot Polatoff and Pocket Games, Inc. dated October 4, 2013 (incorporated by reference to Exhibit 10.1 of the Form S-1 filed with the Securities and Exchange Commission by Pocket Games, Inc. on December 18, 2013)
10.3	Executive Employment Agreement between Yaakov Fulda and Pocket Games, Inc. dated October 15, 2013 (incorporated by reference to Exhibit 10.1 of the Form S-1 filed with the Securities and Exchange Commission by Pocket Games, Inc. on December 18, 2013)
10.4	Amended Milestones Agreement between Pocket Games, Inc. and DNA Interactive Games Limited Dated January 10, 2014 (incorporated by reference to Exhibit 10.4 of the Form S-1/A filed with the Securities and Exchange Commission by Pocket Games, Inc. on January 15, 2014)
10.5	Lease Agreement between Pocket Games, Inc. and Yaakov Fulda (incorporated by reference to Exhibit 10.6 of the Form S-1/A filed with the Securities and Exchange Commission by Pocket Games, Inc. on January 15, 2014)
10.6	Deliverables Agreement effective January 13, 2014 between Fluid Games Ltd and Pocket Games, Inc. (incorporated by reference to Exhibit 10.6 of the Form S-1/A filed with the Securities and Exchange Commission by Pocket Games, Inc. on February 21, 2014)
10.7	Intellectual Property Purchase Agreement dated March 17, 2014, between Fluid Games Ltd and Pocket Games, Inc. for the acquisition of Idol Hands (incorporated by reference to Exhibit 10.7 of the Form S-1/A filed with the Securities and Exchange Commission by Pocket Games, Inc. on March 27, 2014)
10.8	Convertible Promissory Note dated October 6, 2014, with KBM Worldwide, Inc. (incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Pocket Games, Inc. on October 15, 2014)
10.9	Securities Purchase Agreement dated October 6, 2014, with KBM Worldwide, Inc. (incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the Securities and Exchange Commission by Pocket Games, Inc. on October 15, 2014)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David Lovatt.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David Lovatt.

Table of Contents	48

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POCKET GAMES, INC.

/s/ David Lovatt
Dated:February 4, 2015	By: David Lovatt, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ David Lovatt	CEO and sole Director	February 4, 2015
David Lovatt

Table of Contents	49