Form 10-Q
period 2015-01-31
POCKET GAMES INC.
filed 2015-03-17
CIK 1591157

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended January 31, 2015

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

Commission file number: 000-1591157

POCKET GAMES, INC.

(Exact name of registrant as specified in its charter)

Florida	46-3813936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

445 Central Ave. Suite 355 Cedarhurst, New York	11516
(Address of principal executive offices)	(Zip Code)

(347) 460-9994

(Registrant’s telephone number, including area code)

Not Applicable

 (Former Name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,652,190 shares of common stock are issued and outstanding as of March 13, 2015.

Table of Contents

POCKET GAMES, INC.

FORM 10-Q

January 31, 2015

Table of Contents	2

PART 1 - FINANCIAL INFORMATION

Item 1.Financial Statements.

POCKET GAMES, INC.
CONDENSED BALANCE SHEETS

ASSETS

	January 31,	October 31,
	2015	2014
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$—	$430
Loan origination costs	5,732	2,728

TOTAL ASSETS	$5,732	$3,158

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Bank overdraft	$7,374	$—
Accounts payable	31,110	27,852
Accrued expenses, related parties	4,233	4,071
Accrued expenses	2,408	263
Accrued compensation	164,729	150,679
Deferred revenues	1,516	—
Loans payable, related parties	16,181	15,789
Convertible debenture, net of discount of
$78,350 and $41,815, respectively	45,650	6,185

Total Current Liabilities	273,201	204,839

TOTAL LIABILITIES	273,201	204,839

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 1,000,000,000 shares authorized
Preferred stock designated, Series A, $0.0001 par value, 1,000 and -0-
shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value; 499,000,000 shares authorized,
16,045,400 and 15,540,000 shares issued and outstanding, respectively	1,605	1,554
Additional paid-in capital	3,056,179	2,945,426
Subscriptions payable, consisting of -0- and 155,400 shares, respectively	—	10,878
Accumulated deficit	(3,325,253)	(3,159,539)

Total Stockholders' Equity (Deficit)	(267,469)	(201,681)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,732	$3,158

The accompanying notes are an integral part of these financial statements.

Table of Contents	3

POCKET GAMES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	January 31,
	2015	2014

REVENUES

Application development revenues, related party	$—	23,550
Cost of revenues	—	(22,362)

Gross profit (loss)	—	1,188

OPERATING EXPENSES

General and administrative	21,624	8,334
Officer compensation	60,000	60,000
Professional fees	47,090	90,780

Total Operating Expenses	128,714	159,114

LOSS FROM OPERATIONS	(128,714)	(157,926)

OTHER INCOME (EXPENSES)

Interest expense	(39,070)	—
Gain on settlement of debt	2,070	—

Total Other Income (Expenses)	(37,000)	—

NET LOSS BEFORE INCOME TAXES	(165,714)	(157,926)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(165,714)	$(157,926)

NET LOSS PER SHARE, BASIC AND FULLY DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING, BASIC AND FULLY DILUTED	16,012,439	9,056,250

The accompanying notes are an integral part of these financial statements.

Table of Contents	4

POCKET GAMES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From November 1, 2013 through January 31, 2015
(Unaudited)

	Series A				Additional			Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity (Deficit)

Balance, November 1, 2013	—	—	6,600,000	660	79,840	—	(46,916)	33,584

Preferred stock issued for services,
related party	1,000	—	—	—	2,500,000	—	—	2,500,000

Common stock issued for services,
related party	—	—	1,000,000	100	49,900	—	—	50,000

Common stock sold for cash	—	—	5,220,000	522	133,978	—	—	134,500

Common stock issued for services	—	—	1,220,000	122	60,878	10,878	—	71,878

Common stock issued in exchange
for intellectual property	—	—	1,500,000	150	74,850	—	—	75,000

Beneficial conversion feature of
convertible debenture	—	—	—	—	45,980	—	—	45,980

Net loss for the year ended
October 31, 2014	—	—	—	—	—	—	(3,112,623)	(3,112,623)

Balance, October 31, 2014	1,000	—	15,540,000	1,554	2,945,426	10,878	(3,159,539)	(201,681)

Common stock issued for subscriptions
payable	—	—	155,400	16	10,862	(10,878)	—	—

Common stock issued for services	—	—	350,000	35	29,715	—	—	29,750

Beneficial conversion feature of
convertible debenture	—	—	—	—	70,176	—	—	70,176

Net loss for the three months ended
January 31, 2015	—	—	—	—	—	—	(165,714)	(165,714)

Balance, January 31, 2015	1,000	$—	16,045,400	$1,605	$3,056,179	$—	$(3,325,253)	$(267,469)

The accompanying notes are an integral part of these financial statements.

Table of Contents	5

POCKET GAMES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	January 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(165,714)	$(157,926)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of loan origination costs	2,996	—
Amortization of discount on convertible debenture	33,641	—
Shares issued for services	29,750	—
Gain on settlement of debt	(2,070)	—
Changes in operating assets and liabilities:
Loans receivable, related parties	—	(20,250)
Deferred costs	—	32,221
Prepaid expenses	—	2,000
Bank overdraft	7,374	—
Accounts payable	5,328	7,377
Accrued expenses, related parties	162	5,461
Accrued expenses	2,145	—
Accrued officer compensation	14,050	16,250
Deferred revenues	1,516	(8,500)

Net Cash Used by Operating Activities	(70,822)	(123,367)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Debt issuance costs	(6,000)	—
Proceeds from loans payable - related parties	392	—
Proceeds from convertible debenture	76,000	—
Proceeds from sale of common stock	—	118,500

Net Cash Provided by Financing Activities	70,392	118,500

DECREASE IN CASH AND CASH EQUIVALENTS	(430)	(4,867)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	430	21,458

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$16,591

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:

Discount on beneficial conversion feature of convertible debentures	$70,176	$—

The accompanying notes are an integral part of these financial statements.

Table of Contents	6

POCKET GAMES, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 1 - Nature of Business and Significant Accounting Operations

Pocket Games, Inc. (the “Company”) was incorporated on October 4, 2013 (“Inception”) under the laws of the State of Florida. The Company is engaged in the development, marketing and sale of interactive games for mobile devices, tablets and computers. The Company has limited customers, products and revenues to date.

The accompanying unaudited financial statements for Pocket Games, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) and with the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein, and should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s filing of Form 10-K and any amendments as filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents at January 31, 2015 and October 31, 2014 were $-0- and $430, respectively.

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

Table of Contents	7

POCKET GAMES, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Software Development Costs

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market but may be expensed if the Company is in the development stage. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset. During the three months ended January 31, 2015 and 2014, the Company did not capitalize any software development costs.

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

The Company has not capitalized any website development costs during the three months ended January 31, 2015 and the year ended October 31, 2014.

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred.

Research and Development

Expenditures for research and product development costs are expensed as incurred. The Company has expensed development costs of $-0- and $22,362 during the three months ended January 31, 2015 and 2014, respectively.

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

Table of Contents	8

POCKET GAMES, INC.

Notes to Condensed Financial Statements

(Unaudited)

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception on October 4, 2013. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company recognized $29,750 and $-0- for services and compensation for the three months ended January 31, 2015 and 2014, respectively.

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

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

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

Table of Contents	9

POCKET GAMES, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 2 - Going Concern

As shown in the accompanying financial statements, the Company has incurred continuous losses from operations, has an accumulated deficit of $3,325,253, has a negative working capital of $267,469 and has cash on hand of $-0- as of January 31, 2015, and has generated minimal revenues to date, all of which are from a related party. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will require approximately $360,000 to meet its operating expenses and carry out its plan of operations over the next twelve months. Management is currently seeking additional sources of capital to fund short term operations through debt or equity investments, including loans from Officers and Directors. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Table of Contents	10

POCKET GAMES, INC.

Notes to Condensed Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of January 31, 2015 and October 31, 2014, respectively:

	Fair Value Measurements at January 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$—	$—	$—
Total assets	—	—	—
Liabilities
Loans payable, related parties	—	16,181	—
Convertible debenture, net of discount of $78,350	—	45,650	—
Total liabilities	—	61,831	—
	$—	$(61,831)	$—

	Fair Value Measurements at October 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$430	$—	$—
Total assets	430	—	—
Liabilities
Loans payable, related parties	—	15,789	—
Convertible debenture, net of discount of $41,815	—	6,185	—
Total liabilities	—	21,974	—
	$430	$(21,974)	$—

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended January 31, 2015 and the year ended October 31, 2014.

Level 2 liabilities consist of short term unsecured loans payable to related parties. No fair value adjustment was necessary during the three months ended January 31, 2015 and the year ended October 31, 2014.

Note 4 – Related Party Transactions

Promissory Note

From time to time the Company received unsecured loans, bearing interest at 12% per annum, maturing on December 31, 2014 (in default) from one of the Company’s Directors and Treasurer, as disclosed in Note 5.

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

Table of Contents	11

POCKET GAMES, INC.

Notes to Condensed Financial Statements

(Unaudited)

Employment Contracts

On October 4, 2013, the Company entered into two employment agreements with the two officers of the Company. Both agreements are for a term of three years and require monthly payments of $10,000 to each officer.

Rents

The Company no longer leases office space from a shareholder and consultant (the “Landlord”). There is no formal agreement and no rent has been paid. The amounts due to the Landlord were $3,500 and $500 as of January 31, 2015 and October 31, 2014, respectively. These amounts are included in accrued expenses, related parties on the accompanying balance sheets.

Note 5 – Loans Payable, Related Parties

Loans payable, related parties, consists of the following at January 31, 2015 and October 31, 2014, respectively:

	January 31,	October 31,
	2015	2014
12% unsecured promissory note, bearing interest at 12% per annum from a related party, one of the Company’s Directors and Treasurer, maturing on December 31, 2014 (in default).	$9,500	$—
Miscellaneous loans, non-interest bearing, due on demand	6,681	15,789
	$16,181	$15,789

The Company recognized interest expense of $287 and $-0- during the three months ended January 31, 2015 and 2014, respectively. No interest has been paid to date.

Table of Contents	12

POCKET GAMES, INC.

Notes to Condensed Financial Statements

(Unaudited)

Note 6 – Convertible Debenture

Convertible debentures consist of the following at January 31, 2015 and October 31, 2014, respectively:	January 31,	October 31,
	2015	2014
Originated October 6, 2014, unsecured $48,000 convertible promissory note, which carries an 8% interest rate and matures on July 9, 2015 (“First KBM Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. (less unamortized discount on beneficial conversion feature of $26,488 and $41,815, respectively)	$21,512	$6,185

Originated November 7, 2014, unsecured $43,000 convertible promissory note, which carries an 8% interest rate and matures on August 11, 2015 (“Second KBM Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. (less unamortized discount on beneficial conversion feature of $29,805 and $-0-, respectively)	13,195	—

Originated December 10, 2014, unsecured $33,000 convertible promissory note, which carries an 8% interest rate and matures on September 12, 2015 (“Third KBM Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. (less unamortized discount on beneficial conversion feature of $22,056 and $-0-, respectively)	10,943	—

Convertible debenture	45,650	6,185
Less: current maturities of convertible debenture	(45,650)	(6,185)
Long term convertible debenture	$—	$—

The Company recognized interest expense in the amount of $2,145 and $-0- for the three months ended January 31, 2015 and 2014, respectively, related to the convertible debenture.

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

Table of Contents	13

POCKET GAMES, INC.

Notes to Condensed Financial Statements

(Unaudited)

The aforementioned accounting treatment resulted in a total debt discount equal to $70,176 for the three months ended January 31, 2015 and $45,980 for the year ended October 31, 2014. The discount is amortized on a straight line basis, which approximated the effective interest method due to the short term duration of the note, from the dates of issuance until the stated redemption date of the debts, as noted above.

The convertible debentures, consisting of total original face values of $124,000 from KBM Worldwide, Inc., that created the beneficial conversion feature carry default provisions that place a “maximum share amount” on the note holders that can be owned as a result of the conversions to common stock by the note holders is 4.99% of the issued and outstanding shares of Pocket Games.

During the three months ended January 31, 2015 and 2014, the Company recorded debt amortization expense in the amount of $33,642 and $-0-, respectively, attributed to the aforementioned debt discount.

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

The Company evaluated the First KBM Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0328 below the market price on October 6, 2014 of $0.067 provided a value of $45,980, of which $15,327 and $-0- was amortized during the three months ended January 31, 2015 and 2014, respectively.

On November 7, 2014, we entered into a Securities Purchase Agreement with KBM Worldwide, Inc. (“KBM”), pursuant to which we sold to KBM an 8% Convertible Promissory Note in the original principal amount of $43,000. The Second KBM Note has a maturity date of August 11, 2015, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Closing Bid Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the Second KBM Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Second KBM Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Second KBM Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion

Table of Contents	14

POCKET GAMES, INC.

Notes to Condensed Financial Statements

(Unaudited)

feature discount resulting from the conversion price of $0.0329 below the market price on November 7, 2014 of $0.09 provided a value of $43,000, of which $13,195 and $-0- was amortized during the three months ended January 31, 2015 and 2014, respectively.

On December 10, 2014, we entered into a Securities Purchase Agreement with KBM Worldwide, Inc. (“KBM”), pursuant to which we sold to KBM an 8% Convertible Promissory Note in the original principal amount of $33,000. The Third KBM Note has a maturity date of September 12, 2015, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Closing Bid Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the Third KBM Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Third KBM Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Third KBM Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0493 below the market price on December 10, 2014 of $0.0899 provided a value of $27,176, of which $5,120 and $-0- was amortized during the three months ended January 31, 2015 and 2014, respectively.

Note 6 – Changes in Stockholders’ Equity (Deficit)

Authorized Shares, Common Stock

The Company is authorized to issue 499,000,000 shares of $0.0001 par value common stock. As of January 31, 2015, 16,045,000 shares were issued and outstanding.

Authorized Shares, Preferred Stock

The Company is also authorized to issue 1,000,000 shares of its preferred stock. On April 25, 2014, the Company designated (the “Designation”) a series of our preferred stock as Series A Preferred Stock, (“Series A Preferred Stock”) and issued 1,000 shares of the Series A Preferred Stock to its chief executive officer and sole director.

As a result of the Designation:

•	The Company is authorized to issue 1,000 shares of Series A Preferred Stock;
•	Holders of the A Preferred Stock will not be entitled to receive dividends;
•	The holders of the Series A Preferred Stock then outstanding shall not be entitled to receive any distribution of Company assets;
•	The Series A Preferred Stock will not be convertible into shares of the Company’s common stock.
•	The holders of the Series A Preferred Stock shall have the following voting rights:
(i)	To vote together with the holders of the Common Stock as a single class on all matter submitted for a vote of holders of Common Stock;
(ii)	Each one (1) share of Series A Preferred Stock shall have voting rights equal to 50,000 shares of our Common Stock, providing for the holder of the Series A Preferred Stock to have aggregate voting rights equal to 50,000,000 shares of our Common Stock;
(iii)	The holder of the Series A Preferred Stock shall be entitled to receive notice of any stockholders’ meeting in accordance with the Articles of Incorporation and By-laws of the Company.
Table of Contents	15

POCKET GAMES, INC.

Notes to Condensed Financial Statements

(Unaudited)

(iv)	So long as any shares of Series A Preferred Stock remain outstanding, we will not, without the written consent or affirmative vote of the holders of 100% of the outstanding shares of the Series A Preferred Stock, (i) amend, alter, waive or repeal, whether by merger consolidation, combination, reclassification or otherwise, the Articles of Incorporation, including this Certificate of Designation, or our By-laws or any provisions thereof (including the adoption of a new provision thereof), (ii) create, authorize or issue any class, series or shares of Preferred Stock or any other class of capital stock. The vote of the holders of at least one-hundred percent of the outstanding Series A Stock, voting separately as one class, shall be necessary to adopt any alteration, amendment or repeal of any provisions of this Resolution, in addition to any other vote of stockholders required by law.

Preferred Stock Issuances, for the Period Ending July 31, 2014

On April 25, 2014, the Company issued 1,000 shares of Series A Preferred Stock to its chief executive officer and sole director as a bonus for services provided. The fair value of the common stock was $2,500,000 based on recent sales prices of the Company’s common stock on the date of grant.

Common Stock Issuances, for the Period Ending October 31, 2014

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

Common Stock Issuances, for the Period Ending January 31, 2015

On November 6, 2014, the Company issued 350,000 shares of common stock for consulting services. The fair value of the common stock was $29,750 based on the market price of the Company’s common stock on the date of grant.

Table of Contents	16

POCKET GAMES, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Subscriptions Payable, for the Period Ending January 31, 2015

On November 6, 2014, the Company issued 155,400 shares of common stock pursuant to an agreement with a consultant which had previously been recorded as Subscriptions Payable in the amount of $15,878 in the accompanying Balance Sheet at October 31, 2014.

Note 7 – Commitments and Contingencies

Intellectual Property Purchase Agreement

On February 12, 2014, the Company entered into an Intellectual Property Purchase Agreement, whereby the Company purchased from the seller a certain software game application. Subject to the terms and conditions of this Agreement, the Company issued to the seller 1,500,000 shares of common shares. Additionally, the Company agreed to pay to the Seller the cost for development and modification of $40,000, of which $20,000 was paid during the year ended October 31, 2014 and is included in development costs in the accompanying statement of operations, and the remaining balance of $20,000 shall be paid as the work passes through quality control.

Note 8 – Subsequent Events

On February 17, 2015, the Company issued 1,506,790 shares of common stock in satisfaction of accrued compensation to employees of the Company.

On February 18, 2015, the Company issued 100,000 shares of common stock for consulting services rendered to the Company.

Table of Contents	17

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

From our inception on October 4, 2013 through January 31, 2015, our business operations have primarily been focused on developing our business plan, developing the features of our first mobile game products, and developing a game for DNA Interactive Games Limited (“DNAIG”), a related party.

During the year ended October 31, 2014, we ceased all developmental activities related to Pocket Football and do not anticipate completion of the Pocket Games product. We directed our efforts to the development of the Idol Hands game under the terms of our March 17, 2014, agreement with Fluid Games Limited (“FGL”), a company formed under the laws of the United Kingdom. During the period ending April 30, 2014, we redesigned the Idol Hand's camera operated control system and the menu system control in order to allow the user to control the game via an ordinary Keyboard and Mouse, rather than having to buy additional equipment from a third party. During March 2014, we tested the game and newly developed control system. In April 2014, the voice over work for the game was recalibrated and recorded. These modifications were needed to convert the tutorial voice over of the hand movements from the ‘camera control system’ to the newly implemented ‘Keyboard and Mouse’ system.

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

Table of Contents	18

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

From inception on October 4, 2013, through January 31, 2015, we incurred costs and expenses of $3,322, including development costs, professional fees, general and administrative fees and interest expense. We have funded our operation through our revenue and through the sale of common stock to our two officers, and 35 non-affiliated investors.

As of January 31, 2015, we had cash on hand of $-0- which is not sufficient to pay for our operating costs. If we are unable to generate sufficient revenues or raise additional monies to fund our operations we will be unable to complete development of our products and may be forced to cease operations.

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

Since inception, the majority of our time has been spent on organizational matters and development of our first mobile game product, Pocket Football.

Table of Contents	19

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2015 AND 2014:

	For the Three	For the Three
	Months Ended	Months Ended
	January 31, 2015	January 31, 2014
Revenues, Related Party	$—	$23,550

Development Costs	—	22,362
General and Administrative	21,624	8,334
Officer Compensation	60,000	60,000
Professional Fees	44,090	90,780

Total Operating Expenses	125,714	159,114

Net Operating (Loss)	(125,714)	(157,926)

Total Other Income (Expense)	(37,000)	—

Net (Loss)	$(162,714)	$(157,926)

Revenues, Related Party:

The Company was established on October 4, 2013 and is in the development stage and had no independent revenues or significant operations during the three months ended January 31, 2015 and 2014. Related party revenues were $-0- and $23,550 for the three months ended January 31, 2015 and 2014, respectively.

Development Costs:

Development costs were $-0- and $22,362 for the three months ended January 31, 2015 and 2014, respectively. Development costs consisted of software and game development costs.

General and Administrative:

General and administrative expense was $21,624 and $8,334 for the three months ended January 31, 2015 and 2014, respectively. General and administrative expenses consisted of bank fees, SEC filing costs and costs associated with the pursuit of getting our stock traded on the OTCBB.

Officer Compensation:

Officer compensation expense was $60,000 and $60,000 for the three months ended January 31, 2015 and 2014, respectively. Officer compensation expense consisted of a monthly fee of $10,000 to each of our two officers.

Professional Fees:

Professional fees expense was $47,090 and $90,780 for the three months ended January 31, 2015 and 2014, respectively. Professional fees consisted of legal, consulting, accounting and auditing costs necessary to prepare our public filings.

Net Operating Loss:

Net operating loss for the three months ended January 31, 2015 was $128,714, or ($0.008) per share, and $157,926, or ($0.018) per share, for the three months ended January 31, 2014. Net operating loss consisted primarily of fees incurred in connection with the pursuit of listing of our Common Stock on the OTCBB and with establishing an account with our transfer agent, as well as legal and audit fees related to our SEC filing costs, along with the development of our software products during the three months ended January 31, 2015 and 2014.

Table of Contents	20

Other Income (Expense):

Other expense was $37,000 and $-0- for the three months ended January 31, 2015 and 2014, respectively. Other expenses consisted of interest expense in the amount of $39,070 on related party debts. Other income consisted of the gain on the settlement of debt in the amount of $2,070.

Net Loss:

Net loss for the three months ended January 31, 2015 was $165,714, or ($0.011) per share, and $157,926, or ($0.018) per share, for the three months ended January 31, 2014. Net loss consisted primarily of fees incurred in connection with the pursuit of listing of our Common Stock on the OTCBB and with establishing an account with our transfer agent, as well as legal and audit fees related to our SEC filing costs, along with the development of our software products, and related party interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities, accumulated (deficit) and working capital (deficit) at January 31, 2015 and October 31, 2014.

	January 31,	October 31,
	2015	2014
Current Assets	$5,732	$3,158

Current Liabilities	$273,201	$204,839

Accumulated (Deficit)	$(3,325,253)	$(3,159,539)

Working Capital (Deficit)	$(267,469)	$(204,521)

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

Satisfaction of our Cash Obligations for the Next 12 Months

From October 4, 2013 (inception) through January 31, 2015, we generated revenues of $45,540 from our business operations, all of which was generated from revenues to a related party. Since our inception through January 31, 2015, we raised $164,500 from the sale of our common shares to investors for cash consideration.

Our current cash on hand as of January 31, 2015 was $-0-, which is insufficient to meet our current monthly operating costs of approximately $30,000. As of January 31, 2015, we had current liabilities of $273,201.

We have a net loss and net cash used in operations of $165,714 and $70,822, respectively, for the three months ended January 31, 2015 and our stockholders’ deficit was $267,469, with an accumulated deficit of $3,325,253 as of January 31, 2015.

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

Table of Contents	21

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the period ended January 31, 2015, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Software Development Costs

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market but may be expensed if the Company is in the development stage. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset. During the period from October 4, 2013 (inception) to January 31, 2015 the Company did not capitalize any software development costs.

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

Table of Contents	22

Stock-based compensation

We account for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. We account for non-employee share-based awards in accordance with ASC Topic 505-50.

Contractual Obligations

As of January 31, 2015, we have no fixed contractual obligations or commitments that include future estimated payments.

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

As of January 31, 2015, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report because there was no segregation of the duties with only two members in our management team. Our board of directors has only two members. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2015, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

Table of Contents	23

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

Changes in Internal Control over Financial Reporting

None.

Table of Contents	24

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

Table of Contents	25

ITEM 6.EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form S-1 filed with the Securities and Exchange Commission by Pocket Games, Inc. on December 18, 2013)

3.2	Bylaws (incorporated by reference to Exhibit 3.1 of the Form S-1 filed with the Securities and Exchange Commission by Pocket Games, Inc. on December 18, 2013)

3.3*	Amended Articles of Incorporation dated April 25, 2014

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 of the Form S-1 filed with the Securities and Exchange Commission by Pocket Games, Inc. on December 18, 2013)

10.1	Executive Employment Agreement with David Lovatt (incorporated by reference to Exhibit 10.1 of the Form S-1 filed with the Securities and Exchange Commission by Pocket Games, Inc. on December 18, 2013)

10.2	Executive Employment Agreement with Elliott Polatoff (incorporated by reference to Exhibit 10.2 of the Form S-1 filed with the Securities and Exchange Commission by Pocket Games, Inc. on December 18, 2013)

10.3	Consulting Agreement with Yaakov Sean Fulda (incorporated by reference to Exhibit 10.3 of the Form S-1 filed with the Securities and Exchange Commission by Pocket Games, Inc. on December 18, 2013)

10.4	SH3G IOS/Android Milestone Schedule with DNA Interactive Games Limited (incorporated by reference to Exhibit 10.4 of the Form S-1/A filed with the Securities and Exchange Commission by Pocket Games, Inc. on January 15, 2014)

10.5	Rental Agreement with Yaakov Fulda (incorporated by reference to Exhibit 10.6 of the Form S-1/A filed with the Securities and Exchange Commission by Pocket Games, Inc. on January 15, 2014)

10.6	Memorandum of Deliverables by Fluid Games (incorporated by reference to Exhibit 10.6 of the Form S-1/A filed with the Securities and Exchange Commission by Pocket Games, Inc. on February 21, 2014)

10.7	Intellectual Property Purchase Agreement (incorporated by reference to Exhibit 10.7 of the Form S-1/A filed with the Securities and Exchange Commission by Pocket Games, Inc. on March 27, 2014)

10.8*	DTC Advisory Services Agreement with Vstock Transfer, LLC dated May 8, 2014

10.9*	Promissory Note with Elliot Polatoff dated May 7, 2014

10.10*	Amendment to Promissory Note with Elliot Polatoff dated June 24, 2014

31.1*	Certification of David Lovatt, CEO and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of David Lovatt, CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101. INS*	XBRL Instance Document

101. SCH*	XBRL Schema Document

101. CAL*	XBRL Calculation Linkbase Document

101. DEF*	XBRL Definition Linkbase Document

101. LAB*	XBRL Labels Linkbase Document

101. PRE*	XBRL Presentation Linkbase Document

* Filed herewith

Table of Contents	26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POCKET GAMES, INC.

Date: March __, 2015	By:	/s/ David Lovatt
David Lovatt, Chief Executive Officer (Principal Executive Officer)

Date: March__, 2015	By:	/s/ David Lovatt
David Lovatt, Chief Financial Officer and Principal Accounting Officer

Table of Contents	27