Form 10-Q
period 2015-04-30
POCKET GAMES INC.
filed 2015-06-19
CIK 1591157

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended April 30, 2015

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

Large accelerated filer ☐	Accelerated filer☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,996,327 shares of common stock are issued and outstanding as of June 3, 2015.

Table of Contents

POCKET GAMES, INC.

FORM 10-Q

April 30, 2015

Table of Contents	2

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

POCKET GAMES, INC.
CONDENSED BALANCE SHEETS

ASSETS

	April 30,	October 31,
	2015	2014
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$—	$430
Loan origination costs	2,834	2,728

TOTAL ASSETS	$2,834	$3,158

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Bank overdraft	$3,814	$—
Accounts payable	42,639	27,852
Accrued expenses, related parties	11,977	4,071
Accrued expenses	5,304	263
Accrued compensation	153,735	150,679
Deferred revenues	8,983	—
Loans payable, related parties	14,781	15,789
Convertible debenture, net of discount of
$49,148 and $41,815, respectively	80,852	6,185

Total Current Liabilities	322,085	204,839

TOTAL LIABILITIES	322,085	204,839

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 1,000,000,000 shares authorized
Preferred stock designated, Series A, $0.0001 par value, 1,000 and -0-
shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value; 499,000,000 shares authorized,
18,996,327 and 15,540,000 shares issued and outstanding, respectively	1,900	1,554
Additional paid-in capital	3,214,249	2,945,426
Subscriptions payable, consisting of -0- and 155,400 shares, respectively	—	10,878
Accumulated deficit	(3,535,400)	(3,159,539)

Total Stockholders' Equity (Deficit)	(319,251)	(201,681)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,834	$3,158

The accompanying notes are an integral part of these financial statements.

Table of Contents	3

POCKET GAMES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2015	2014	2015	2014

REVENUES

Application development revenues, related party	$—	7,500	$—	31,050
Cost of revenues	—	—	—	—

Gross profit (loss)	—	7,500	—	31,050

OPERATING EXPENSES

General and administrative	19,343	30,577	40,967	55,785
Officer compensation	60,000	60,000	120,000	120,000
Professional fees	76,103	70,660	123,193	166,928

Total Operating Expenses	155,446	161,237	284,160	342,713

LOSS FROM OPERATIONS	(155,446)	(153,737)	(284,160)	(311,663)

OTHER INCOME (EXPENSES)

Interest expense	(54,701)	—	(93,771)	—
Gain on settlement of debt	—	—	2,070	—

Total Other Income (Expenses)	(54,701)	—	(91,701)	—

NET LOSS BEFORE INCOME TAXES	(210,147)	(153,737)	(375,861)	(311,663)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(210,147)	$(153,737)	$(375,861)	$(311,663)

NET LOSS PER SHARE, BASIC AND FULLY DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING, BASIC AND FULLY DILUTED	17,035,681	11,895,056	16,515,580	10,452,127

The accompanying notes are an integral part of these financial statements.

Table of Contents	4

POCKET GAMES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From November 1, 2013 through January 31, 2015
(Unaudited)

	Series A				Additional			Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity (Deficit)

Balance, November 1, 2013	—	—	6,600,000	660	79,840	—	(46,916)	33,584

Preferred stock issued for services,
related party	1,000	—	—	—	2,500,000	—	—	2,500,000

Common stock issued for services,
related party	—	—	1,000,000	100	49,900	—	—	50,000

Common stock sold for cash	—	—	5,220,000	522	133,978	—	—	134,500

Common stock issued for services	—	—	1,220,000	122	60,878	10,878	—	71,878

Common stock issued in exchange
for intellectual property	—	—	1,500,000	150	74,850	—	—	75,000

Beneficial conversion feature of
convertible debenture	—	—	—	—	45,980	—	—	45,980

Net loss for the year ended
October 31, 2014	—	—	—	—	—	—	(3,112,623)	(3,112,623)

Balance, October 31, 2014	1,000	—	15,540,000	1,554	2,945,426	10,878	(3,159,539)	(201,681)

Common stock issued for subscriptions
payable	—	—	155,400	16	10,862	(10,878)	—	—

Common stock issued for services	—	—	1,265,000	127	70,764	—	—	70,891

Common stock issued for accrued compensation	—	—	478,850	48	47,837	—	—	47,885

Common stock issued for cash	—	—	630,000	63	6,237	—	—	6,300

Common stock issued for conversion of debt	—	—	927,077	93	26,907	—	—	27,000

Issuance of stock options	—	—	—	—	16,614	—	—	16,614

Beneficial conversion feature of
convertible debenture	—	—	—	—	89,602	—	—	89,602

Net loss for the six months ended
April 30, 2015	—	—	—	—	—	—	(375,861)	(375,861)

Balance, April 30, 2015	1,000	$—	18,996,327	$1,900	$3,214,249	$—	$(3,535,400)	$(319,251)

The accompanying notes are an integral part of these financial statements.

Table of Contents	5

POCKET GAMES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	April 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(375,861)	$(311,663)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of loan origination costs	5,894	—
Amortization of discount on convertible debenture	82,269	—
Shares issued for services	87,505	55,834
Gain on settlement of debt	(2,070)	—

Changes in operating assets and liabilities:

Deferred costs	—	7,221
Prepaid expenses	—	2,000
Bank overdraft	3,814	—
Accounts payable	16,856	17,871
Accrued expenses, related parties	7,906	1,960
Accrued expenses	5,041	—
Accrued officer compensation	50,941	81,250
Deferred revenues	8,983	(8,500)

Net Cash Used by Operating Activities	(108,722)	(154,027)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Debt issuance costs	(6,000)	—
Payments on loans payable - related parties	(1,008)	—
Proceeds from convertible debenture	109,000	—
Proceeds from sale of common stock	6,300	134,500

Net Cash Provided by Financing Activities	108,292	134,500

DECREASE IN CASH AND CASH EQUIVALENTS	(430)	(19,527)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	430	21,458

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1,931

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:

Stock issued for subscription receivable - founder	$—	$50,000
Subscription receivable paid through reduction of accrued salary - founder	$—	$46,250
Stock issued for conversion of debt	$27,000	$—
Stock issued for accrued compensation	$47,885	$—
Discount on beneficial conversion feature of
convertible debentures	$89,602	$—
The accompanying notes are an integral part of these financial statements.

Table of Contents	6

POCKET GAMES, INC.

Notes to Condensed Financial Statements

April 30, 2015

(Unaudited)

Note 1 - Nature of Business and Significant Accounting Operations

Pocket Games, Inc. (the “Company”) was incorporated on October 4, 2013(“Inception”) under the laws of the State of Florida. The Company is engaged in the development, marketing and sale of interactive games for mobile devices, tablets and computers. The Company has limited customers, products and revenues to date.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents at April 30, 2015 and October 31, 2014 were $-0- and $430, respectively.

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

Table of Contents	7

POCKET GAMES, INC.

Notes to Condensed Financial Statements

April 30, 2015

(Unaudited)

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

The Company has not capitalized any website development costs during the six months ended April 30, 2015 and the year ended October 31, 2014.

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred.

Research and Development

Expenditures for research and product development costs are expensed as incurred. The Company has expensed development costs of $-0- and $22,362 during the six months ended April 30, 2015 and 2014, respectively.

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

POCKET GAMES, INC.

Notes to Condensed Financial Statements

April 30, 2015

(Unaudited)

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception on October 4, 2013. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company recognized $87,505 and $-0- for services and compensation for the six months ended April 30, 2015 and 2014, respectively.

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

Note 2 - Going Concern

As shown in the accompanying financial statements, the Company has incurred continuous losses from operations, has an accumulated deficit of $3,535,400, has a negative working capital of $319,251 and has cash on hand of $-0- as of April 30, 2015, and has generated minimal revenues to date, all of which are from a related party. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will require approximately $360,000 to meet its operating expenses and carry out its plan of operations over the next twelve months. Management is currently seeking additional sources of capital to fund

Table of Contents	9

POCKET GAMES, INC.

Notes to Condensed Financial Statements

April 30, 2015

(Unaudited)

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of April 30, 2015 and October 31, 2014, respectively:

	Fair Value Measurements at April 30, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$—	$—	$—
Total assets	—	—	—
Liabilities
Loans payable, related parties	—	14,781	—
Convertible debenture, net of discount of $49,148	—	80,852	—
Total liabilities	—	95,633	—
	$—	$(95,633)	$—

	Fair Value Measurements at October 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$430	$—	$—
Total assets	430	—	—
Liabilities
Loans payable, related parties	—	15,789	—
Convertible debenture, net of discount of $41,815	—	6,185	—
Total liabilities	—	21,974	—
	$430	$(21,974)	$—

Table of Contents	10

POCKET GAMES, INC.

Notes to Condensed Financial Statements

April 30, 2015

(Unaudited)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six months ended April 30, 2015 and the year ended October 31, 2014.

Level 2 liabilities consist of short term unsecured loans payable to related parties. No fair value adjustment was necessary during the six months ended April 30, 2015 and the year ended October 31, 2014.

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

On April 25, 2014, the Company issued 1,000 shares of Series A Preferred Stock to its chief executive officer and sole director as a bonus for services provided. The fair value of the common stock was $2,500,000 based on the closing stock price of the Company’s common stock on the date of grant which is the best evidence of fair value.

On February 17, 2015, the Company issued 478,850 shares of common stock to an officer of the Company as payment for accrued compensation in lieu of cash. The fair value of the common stock was $47,885 based on the closing stock price of the Company’s common stock on the date of grant which is the best evidence of fair value.

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

Rents

The Company no longer leases office space from a shareholder and consultant (the “Landlord”). There is no formal agreement and no rent has been paid. The amounts due to the Landlord were $3,500 and $500 as of April 30, 2015 and October 31, 2014, respectively. These amounts are included in accrued expenses, related parties on the accompanying balance sheets.

The Company leases office space at a rate of $250 per month. As of April 30,2015, $750 was due for rent. This amount is included in accounts payable on the accompanying balance sheet.

Note 5 – Loans Payable, Related Parties

Loans payable, related parties, consists of the following at April 30, 2015 and October 31, 2014, respectively:

	April 30,	October 31,
	2015	2014
12% unsecured promissory note, bearing interest at 12% per annum from a related party, one of the Company’s Directors and Treasurer, maturing on December 31, 2014 (in default).	$9,500	$—
Miscellaneous loans, non-interest bearing, due on demand	14,781	15,789
	$24,281	$15,789

The Company recognized interest expense of $565 and $-0- during the six months ended April 30, 2015 and 2014, respectively. No interest has been paid to date.

Table of Contents	11

POCKET GAMES, INC.

Notes to Condensed Financial Statements

April 30, 2015

(Unaudited)

Note 6 – Convertible Debenture

Convertible debentures consist of the following at April 30, 2015 and October 31, 2014, respectively:

	January 31,	October 31,
	2015	2014
Originated October 6, 2014, unsecured $48,000 convertible promissory note, which carries an 8% interest rate and matures on July 9, 2015 (“First KBM Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. (less unamortized discount on beneficial conversion feature of $5,102 and $41,815, respectively)	$15,898	$6,185

Originated November 7, 2014, unsecured $43,000 convertible promissory note, which carries an 8% interest rate and matures on August 11, 2015 (“Second KBM Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. (less unamortized discount on beneficial conversion feature of $15,989 and $-0-, respectively)	27,011	—

Originated December 10, 2014, unsecured $33,000 convertible promissory note, which carries an 8% interest rate and matures on September 12, 2015 (“Third KBM Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. (less unamortized discount on beneficial conversion feature of $13,293 and $-0-, respectively)	19,707	—

Originated February 23, 2015, unsecured $33,000 convertible promissory note, which carries an 8% interest rate and matures on November 25, 2015. The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. (less unamortized discount on beneficial conversion feature of $14,764 and $-0-, respectively)	18,236	—

Convertible debenture	80,852	6,185
Less: current maturities of convertible debenture	(80,852)	(6,185)
Long term convertible debenture	$—	$—

The Company recognized interest expense in the amount of $5,041 and $-0- for the six months ended April 30, 2015 and 2014, respectively, related to the convertible debenture.

Table of Contents	12

POCKET GAMES, INC.

Notes to Condensed Financial Statements

April 30, 2015

(Unaudited)

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

The aforementioned accounting treatment resulted in a total debt discount equal to $89,602 for the six months ended April 30, 2015 and $45,980 for the year ended October 31, 2014. The discount is amortized on a straight line basis, which approximated the effective interest method due to the short term duration of the note, from the dates of issuance until the stated redemption date of the debts, as noted above.

The convertible debentures, consisting of total original face values of $124,000 from KBM Worldwide, Inc., that created the beneficial conversion feature carry default provisions that place a “maximum share amount” on the note holders that can be owned as a result of the conversions to common stock by the note holders is 4.99% of the issued and outstanding shares of Pocket Games.

During the six months ended April 30, 2015 and 2014, the Company recorded debt amortization expense in the amount of $82,270 and $-0-, respectively, attributed to the aforementioned debt discount.

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

The Company evaluated the First KBM Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0328 below the market price on October 6, 2014 of $0.067 provided a value of $45,980, of which $36,713 and $-0- was amortized during the six months ended April 30, 2015 and 2014, respectively.

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

The Company evaluated the Second KBM Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0329 below the market price on November 7, 2014 of $0.09 provided a value of $43,000, of which $27,011 and $-0- was amortized during the six months ended April 30, 2015 and 2014, respectively.

Table of Contents	13

POCKET GAMES, INC.

Notes to Condensed Financial Statements

April 30, 2015

(Unaudited)

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

The Company evaluated the Third KBM Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0493 below the market price on December 10, 2014 of $0.0899 provided a value of $27,176, of which $13,884 and $-0- was amortized during the six months ended April 30, 2015 and 2014, respectively.

On February 23, 2015, we entered into a Securities Purchase Agreement with Vis Vires Group, Inc. (“Vis Vires”), pursuant to which we sold to Vis Vires an 8% Convertible Promissory Note in the original principal amount of $33,000. The Vis Vires Note has a maturity date of November 25, 2015, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Closing Bid Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the Vis Vires Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Third KBM Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Vis Vires Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0541 below the market price on February 23, 2015 of $0.0860 provided a value of $19,426, of which $4,662 and $-0- was amortized during the six months ended April 30, 2015 and 2014, respectively.

Note 7 – Changes in Stockholders’ Equity (Deficit)

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

Table of Contents	14

POCKET GAMES, INC.

Notes to Condensed Financial Statements

April 30, 2015

(Unaudited)

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

Preferred Stock Issuances, for the Period Ending October 31, 2014

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

Table of Contents	15

POCKET GAMES, INC.

Notes to Condensed Financial Statements

April 30, 2015

(Unaudited)

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

Common Stock Issuances, for the Period Ending April 30, 2015

During the six months ended April 30, 2015, the Company issued 1,265,000 shares of common stock for consulting services. The fair value of the common stock was $70,891 based on the market price of the Company’s common stock on the date of grant.

During the six months ended April 30, 2015, the Company issued 478,850 shares of common stock for payment of accrued compensation. The fair value of the common stock was $47,885 based on the market price of the Company’s common stock on the date of grant.

During the six months ended April 30, 2015, the Company issued 630,000 shares of common stock for cash in the amount of $6,300.

During the six months ended April 30, 2015, the Company issued 927,077 shares of common stock for the conversion of convertible notes payable in the amount of $27,000. As the conversions were within the terms of the agreement, no additional gain or loss on the conversion has been recognized.

During the six months ended April 30, 2015, the Company issued 500,000 stock options to a service provider and exercisable over a 4 year term expiring on April 28, 2019. The values of the options were estimated using a Black-Scholes option pricing model equal to $16,614. The key inputs to the model were the number of options 500,000, share price on the grant date of $0.04, exercise price of $0.20, terms of 4 years, volatility of 211% and a discount rate of 0.43%. As the shares are fully vested on the date of agreement, the value of the options of $16,614 was fully expensed on the date of grant.

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

Table of Contents	16

POCKET GAMES, INC.

Notes to Condensed Financial Statements

April 30, 2015

(Unaudited)

Note 9 – Subsequent Events

On May 7, 2015, we entered into a Securities Purchase Agreement with 145 Carroll, LLC, pursuant to which we sold an 8% Convertible Promissory Note in the original principal amount of $10,000. The Note has a maturity date of February 8, 2016, and is convertible into our common stock at the Variable Conversion Price. The Variable Conversion Price shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Closing Bid Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The shares of common stock issuable upon conversion of the Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

On May 8, 2015, we entered into a Securities Purchase Agreement with JDF Capital Inc., pursuant to which we sold a 10% Convertible Promissory Note in the original principal amount of $110,000. The Note has a maturity date of May 8, 2016, and is convertible into our common stock at the Conversion Price. The Conversion Price shall mean the lower of (i) 58% of the average of the 3 lowest reported sale prices of the Common Stock for the 10 Trading Days immediately prior to the Issuance Date or (ii) 58% of the average of the 3 lowest reported sale prices for the 10 Trading Days immediately prior to the Conversion Date. The shares of common stock issuable upon conversion of the Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

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

From our inception on October 4, 2013 through April 30, 2015, our business operations have primarily been focused on developing our business plan, developing the features of our first mobile game products, and developing a game for DNA Interactive Games Limited (“DNAIG”), a related party.

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

From inception on October 4, 2013, through January 31, 2015, we incurred an accumulated deficit of $3,536,186, including development costs, professional fees, general and administrative fees and interest expense. We have funded our operation through our revenue and through the sale of common stock to our two officers, and 35 non-affiliated investors.

As of April 30, 2015, we had cash on hand of $-0- which is not sufficient to pay for our operating costs. If we are unable to generate sufficient revenues or raise additional monies to fund our operations we will be unable to complete development of our products and may be forced to cease operations.

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

Since inception, the majority of our time has been spent on organizational matters and development of our first mobile game product, Pocket Football.

Table of Contents	19

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 2015 AND 2014:

	For the Six	For the Six
	Months Ended	Months Ended
	April 30, 2015	April 30, 2014
Revenues, Related Party	$—	$31,050

General and Administrative	40,967	55,785
Officer Compensation	120,000	120,000
Professional Fees	123,193	166,928

Total Operating Expenses	284,160	342,713

Net Operating (Loss)	(284,160)	(311,663)

Total Other Income (Expense)	(91,701)	—

Net (Loss)	$(375,861)	$(311,663)

Revenues, Related Party:

The Company was established on October 4, 2013 and is in the development stage and had no independent revenues or significant operations during the six months ended April 30, 2015 and 2014. Related party revenues were $-0- and $31,050 for the six months ended April 30, 2015 and 2014, respectively.

General and Administrative:

General and administrative expense was $40,967 and $55,785 for the six months ended April 30, 2015 and 2014, respectively. General and administrative expenses consisted of bank fees, SEC filing costs and costs associated with the pursuit of getting our stock traded on the OTCBB.

Officer Compensation:

Officer compensation expense was $120,000 and $120,000 for the six months ended April 30, 2015 and 2014, respectively. Officer compensation expense consisted of a monthly fee of $10,000 to each of our two officers.

Professional Fees:

Professional fees expense was $123,193 and $166,928 for the six months ended April 30, 2015 and 2014, respectively. Professional fees consisted of legal, consulting, accounting and auditing costs necessary to prepare our public filings.

Net Operating Loss:

Net operating loss for the six months ended April 30, 2015 was $284,160, or ($0.018) per share, and $311,663, or ($0.030) per share, for the six months ended April 30, 2014. Net operating loss consisted primarily of fees incurred in connection with the pursuit of listing of our Common Stock on the OTCBB and with establishing an account with our transfer agent, as well as legal and audit fees related to our SEC filing costs, along with the development of our software products during the six months ended April 30, 2015 and 2014.

Other Income (Expense):

Other expense was $91,701 and $-0- for the six months ended April 30, 2015 and 2014, respectively. Other expenses consisted of interest expense in the amount of $93,771 on loans and notes payable. Other income consisted of the gain on the settlement of debt in the amount of $2,070.

Table of Contents	20

Net Loss:

Net loss for the six months ended April 30, 2015 was $375,861, or ($0.023) per share, and $311,663, or ($0.030) per share, for the six months ended April 30, 2014. Net loss consisted primarily of fees incurred in connection with the pursuit of listing of our Common Stock on the OTCBB and with establishing an account with our transfer agent, as well as legal and audit fees related to our SEC filing costs, along with the development of our software products, and related party interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities, accumulated (deficit) and working capital (deficit) at April 30, 2015 and October 31, 2014.

	April 30,	October 31,
	2015	2014
Current Assets	$2,834	$3,158

Current Liabilities	$322,085	$204,839

Accumulated (Deficit)	$(3,535,400)	$(3,159,539)

Working Capital (Deficit)	$(319,251)	$(204,521)

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

Satisfaction of our Cash Obligations for the Next 12 Months

Our current cash on hand as of April 30, 2015 was $-0-, which is insufficient to meet our current monthly operating costs of approximately $30,000. As of April 30, 2015, we had current liabilities of $318,910.

We have a net loss and net cash used in operations of $108,722 and $154,027, respectively, for the six months ended April 30, 2015 and our stockholders’ deficit was $319,251, with an accumulated deficit of $3,535,400 as of April 30, 2015.

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

Table of Contents	21

Going Concern

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 2 of our financial statements.

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the period ended April 30, 2015, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Software Development Costs

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market but may be expensed if the Company is in the development stage. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset. During the period from October 4, 2013 (inception) to April 30, 2015 the Company did not capitalize any software development costs.

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

Contractual Obligations

As of April 30, 2015, we have no fixed contractual obligations or commitments that include future estimated payments.

Table of Contents	22

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

As of April 30, 2015, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report because there was no segregation of the duties with only two members in our management team. Our board of directors has only two members. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2015, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

Changes in Internal Control over Financial Reporting

None.

Table of Contents	23

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

During the six months ended April 30, 2015, the Company issued 1,265,000 shares of common stock for consulting services. The fair value of the common stock was $68,041 based on the market price of the Company’s common stock on the date of grant.

During the six months ended April 30, 2015, the Company issued 478,850 shares of common stock for payment of accrued compensation. The fair value of the common stock was $47,885 based on the market price of the Company’s common stock on the date of grant.

During the six months ended April 30, 2015, the Company issued 630,000 shares of common stock for cash in the amount of $6,300.

During the six months ended April 30, 2015, the Company issued 927,077 shares of common stock for the conversion of convertible notes payable in the amount of $27,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

Table of Contents	24

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Articles of Incorporation(incorporated by reference to Exhibit 3.1 of the Form S-1 filed with the Securities and Exchange Commission by Pocket Games, Inc. on December 18, 2013)

3.2	Bylaws(incorporated by reference to Exhibit 3.1 of the Form S-1 filed with the Securities and Exchange Commission by Pocket Games, Inc. on December 18, 2013)

3.3*	Amended Articles of Incorporation dated April 25, 2014

4.1	Form of Subscription Agreement(incorporated by reference to Exhibit 4.1 of the Form S-1 filed with the Securities and Exchange Commission by Pocket Games, Inc. on December 18, 2013)

10.1	Executive Employment Agreement with David Lovatt(incorporated by reference to Exhibit 10.1 of the Form S-1 filed with the Securities and Exchange Commission by Pocket Games, Inc. on December 18, 2013)

10.2	Executive Employment Agreement with Elliott Polatoff(incorporated by reference to Exhibit 10.2 of the Form S-1 filed with the Securities and Exchange Commission by Pocket Games, Inc. on December 18, 2013)

10.3	Consulting Agreement with Yaakov Sean Fulda(incorporated by reference to Exhibit 10.3 of the Form S-1 filed with the Securities and Exchange Commission by Pocket Games, Inc. on December 18, 2013)

10.4	SH3G IOS/Android Milestone Schedule with DNA Interactive Games Limited(incorporated by reference to Exhibit 10.4 of the Form S-1/A filed with the Securities and Exchange Commission by Pocket Games, Inc. on January 15, 2014)

10.5	Rental Agreement with Yaakov Fulda(incorporated by reference to Exhibit 10.6 of the Form S-1/A filed with the Securities and Exchange Commission by Pocket Games, Inc. on January 15, 2014)

10.6	Memorandum of Deliverables by Fluid Games(incorporated by reference to Exhibit 10.6 of the Form S-1/A filed with the Securities and Exchange Commission by Pocket Games, Inc. on February 21, 2014)

10.7	Intellectual Property Purchase Agreement(incorporated by reference to Exhibit 10.7 of the Form S-1/A filed with the Securities and Exchange Commission by Pocket Games, Inc. on March 27, 2014)

10.8*	DTC Advisory Services Agreement with Vstock Transfer, LLC dated May 8, 2014

10.9*	Promissory Note with Elliot Polatoff dated May 7, 2014

10.10*	Amendment to Promissory Note with Elliot Polatoff dated June 24, 2014

31.1*	Certification of David Lovatt, CEO and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of David Lovatt, CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith

Table of Contents	25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POCKET GAMES, INC.

Date: June __, 2015	By:	/s/ David Lovatt
David Lovatt, Chief Executive Officer (Principal Executive Officer)

Date: June __, 2015	By:	/s/ David Lovatt
David Lovatt, Chief Financial Officer and Principal Accounting Officer
Table of Contents	26