Form 10-Q
period 2015-07-31
POCKET GAMES INC.
filed 2015-09-21
CIK 1591157

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended July 31, 2015

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

Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,459,929 shares of common stock are issued and outstanding as of September 9, 2015.

POCKET GAMES, INC.

FORM 10-Q

July 31, 2015

PART 1 - FINANCIAL INFORMATION

Item 1.Financial Statements.

POCKET GAMES, INC.
CONDENSED BALANCE SHEETS

ASSETS

	July 31,	October 31,
	2015	2014
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$43,471	$430
Loan origination costs	17,914	2,728

TOTAL ASSETS	$61,385	$3,158

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$40,062	$27,852
Accrued expenses, related parties	12,264	4,071
Accrued expenses	4,771	263
Accrued compensation	100,380	150,679
Deferred revenues	8,983	—
Derivative liability	987,432	—
Loans payable, related parties	14,781	15,789
Convertible debenture, net of discount of
$268,539 and $41,815, respectively	93,061	6,185

Total Current Liabilities	1,261,734	204,839

TOTAL LIABILITIES	1,261,734	204,839

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 1,000,000,000 shares authorized
Preferred stock designated, Series A, $0.0001 par value, 1,000 and -0-
shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value; 499,000,000 shares authorized,
21,459,929 and 15,540,000 shares issued and outstanding, respectively	2,146	1,554
Additional paid-in capital	3,524,282	2,945,426
Subscriptions payable, consisting of -0- and 155,400 shares, respectively	—	10,878
Accumulated deficit	(4,726,777)	(3,159,539)

Total Stockholders' Equity (Deficit)	(1,200,349)	(201,681)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$61,385	$3,158

The accompanying notes are an integral part of these financial statements.

POCKET GAMES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2015	2014	2015	2014

REVENUES

Application development revenues, related party	$—	9,490	$—	40,540
Cost of revenues	—	—	—	—

Gross profit (loss)	—	9,490	—	40,540

OPERATING EXPENSES

General and administrative	47,417	2,604,938	88,385	2,720,723
Officer compensation	60,000	60,000	180,000	120,000
Professional fees	14,046	35,265	137,239	202,193

Total Operating Expenses	121,463	2,700,203	405,624	3,042,916

LOSS FROM OPERATIONS	(121,463)	(2,690,713)	(405,624)	(3,002,376)

OTHER INCOME (EXPENSES)

Loss on change in fair value of derivative liability	(763,148)	—	(763,148)	—
Interest expense	(280,235)	(211)	(374,006)	(211)
Loss on settlement of debt	(26,530)	—	(24,460)	—

Total Other Income (Expenses)	(1,069,913)	(211)	(1,161,614)	(211)

NET LOSS BEFORE INCOME TAXES	(1,191,376)	(2,690,924)	(1,567,238)	(3,002,587)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(1,191,376)	$(2,690,924)	$(1,567,238)	$(3,002,587)

NET LOSS PER SHARE, BASIC AND FULLY DILUTED	$(0.06)	$(0.18)	$(0.09)	$(0.24)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING, BASIC AND FULLY DILUTED	20,776,308	14,904,783	17,951,430	12,256,777

The accompanying notes are an integral part of these financial statements.

POCKET GAMES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From November 1, 2013 through July 31, 2015
(Unaudited)

	Series A				Additional			Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity (Deficit)

Balance, November 1, 2013	—	—	6,600,000	660	79,840	—	(46,916)	33,584

Preferred stock issued for services,
related party	1,000	—	—	—	2,500,000	—	—	2,500,000

Common stock issued for services,
related party	—	—	1,000,000	100	49,900	—	—	50,000

Common stock sold for cash	—	—	5,220,000	522	133,978	—	—	134,500

Common stock issued for services	—	—	1,220,000	122	60,878	10,878	—	71,878

Common stock issued in exchange
for intellectual property	—	—	1,500,000	150	74,850	—	—	75,000

Beneficial conversion feature of
convertible debenture	—	—	—	—	45,980	—	—	45,980

Net loss for the year ended
October 31, 2014	—	—	—	—	—	—	(3,112,623)	(3,112,623)

Balance, October 31, 2014	1,000	—	15,540,000	1,554	2,945,426	10,878	(3,159,539)	(201,681)

Common stock issued for subscriptions
payable	—	—	155,400	16	10,862	(10,878)	—	—

Common stock issued for services	—	—	1,415,000	142	78,699	—	—	78,841

Common stock issued for accrued compensation	—	—	907,850	91	67,099	—	—	67,190

Common stock issued for cash	—	—	1,230,000	123	12,177	—	—	12,300

Common stock issued for conversion of debt	—	—	2,211,679	221	49,947	—	—	50,168

Issuance of stock options	—	—	—	—	16,614	—	—	16,614

Beneficial conversion feature of
convertible debenture	—	—	—	—	343,458	—	—	343,458

Net loss for the nine months ended
July 31, 2015	—	—	—	—	—	—	(1,567,238)	(1,567,238)

Balance, July 31, 2015	1,000	$—	21,459,929	$2,146	$3,524,282	$—	$(4,726,777)	$(1,200,349)

The accompanying notes are an integral part of these financial statements.

POCKET GAMES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	July 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,567,238)	$(3,002,587)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of loan origination costs	14,314	—
Amortization of discount on convertible deventure	166,487	—
Amortization of original issue discount	1,460	—
Amortization of derivative liabilities	12,888	—
Shares issued for services, related parties	—	2,550,000
Shares issued for services	95,455	61,000
Impairement of intellectual property asset	—	95,000
Interest expense for note derivative	3,850	—
Interest expense for warrants derivative	164,434	—
Change in fair value of derivativel liabilities	763,148	—
Changes in operating assets and liabilities:
Deferred costs	—	53,055
Prepaid expenses	—	2,000
Accounts payable	12,208	16,390
Accrued expenses, related parties	8,193	2,171
Accrued expenses	6,676	—
Accrued officer compensation	16,891	86,800
Deferred revenues	8,983	(8,500)

Net Cash Used by Operating Activities	(292,251)	(144,671)

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for purchase of intellectual property asset	—	(20,000)

Net Cash Used by Investing Activities	—	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Loan origination costs	(29,500)	—
Original issue discount on promissory notes	(8,100)	—
Payments on convertible debt	(76,000)	—
Payments on loans payable - related parties	(5,500)	—
Proceeds from convertible debenture	437,600	—
Proceeds from loans payable, related parties	4,492	9,500
Proceeds from sale of common stock	12,300	134,500

Net Cash Provided by Financing Activities	335,292	144,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,041	(20,671)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	430	21,458

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,471	$787

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:

Derivative on convertible notes	$56,000	$—
Stock issued for conversion of debt	$50,168	$—
Stock issued for accrued compensation	$67,190	$—
Discount on beneficial conversion feature of
convertible debentures	$343,458	$—
Stock issued for stock payable	$10,878	$—

The accompanying notes are an integral part of these financial statements.

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2015

(Unaudited)

Note 1 - Nature of Business and Significant Accounting Operations

Pocket Games, Inc. (the “Company”) was incorporated on October 4, 2013(“Inception”) under the laws of the State of Florida. The Company is engaged in the development, marketing and sale of interactive games for mobile devices, tablets and computers. The Company has limited customers, products and revenues to date.

The accompanying unaudited financial statements for Pocket Games, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) and with the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole.These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein, and should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s filing of Form 10-K and any amendments as filed with the Securities and Exchange Commission.

The Company has adopted a fiscal year end of October31.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents at July 31, 2015 and October 31, 2014 were $43,471 and $430, respectively.

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

Revenue Recognition

The Company generates revenue from three sources; sale of game applications, sale of advertising provided with games, and outsourced application development services.The Company recognizes revenue using four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured, which is typically after receipt of payment and delivery, net of any credit card charge-backs and refunds. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2015

(Unaudited)

customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. Revenues on advertising are deferred and recognized ratably over the advertising period.

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

The Company has not capitalized any website development costs during theninemonths ended July 31, 2015 and the year ended October 31, 2014.

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred.

Research and Development

Expenditures for research and product development costs are expensed as incurred. The Company has expensed development costs of $-0- and $22,362 during thenine months ended July 31, 2015 and 2014, respectively.

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

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2015

(Unaudited)

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation upon inception on October 4, 2013. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company recognized $95,455 and $-0- for services and compensation for the ninemonths ended July 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not bereflected in estimating the grant-date fair value of the award.Compensation costs should be recognized in the periodin which itbecomesprobable that the performance target will be achievedand should represent the compensation costattributable to the period(s) for which the requisite service hasalreadybeenrendered.If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation costshouldbe recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during andafter the requisite service period shouldreflect the number of awards that are expected to vest and shouldbe adjusted to reflect those awards that ultimately vest.The requisite service period ends when the employee can cease rendering service and stillbe eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application ofthe same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

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

Note 2 - Going Concern

As shown in the accompanying financial statements, the Company has incurred continuous losses from operations, has an accumulated deficit of $4,726,777, has a negative working capital of $1,200,349 and hascash on hand of $43,471 as of July 31, 2015, andhas generated minimal revenues to date, all of which are from a related party. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will require approximately $360,000 to meet its operating expenses and carry out its plan of operations over the next twelve months.Management is currently seeking additional sources of capital to fund

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2015

(Unaudited)

short term operations through debt or equity investments, including loans from Officers and Directors. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of July 31, 2015 and October 31, 2014, respectively:

	Fair Value Measurements at July 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$43,471	$—	$—
Total assets	43,471	—	—
Liabilities
Loans payable, related parties	—	14,781	—
Convertible debenture, net of discount of $268,539	—	93,061	—
Convertible Note Derivative	—	—	239,269
Warrants Derivative	—	—	748,163
Total Liabilities	—	(107,842)	(987,432)
	$43,471	$(107,842)	$(987,432)

	Fair Value Measurements at October 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$430	$—	$—
Total assets	430	—	—
Liabilities
Loans payable, related parties	—	15,789	—
Convertible debenture, net of discount of $41,815	—	6,185	—
Total liabilities	—	(21,974)	—
	$430	$(21,974)	$—

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2015

(Unaudited)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended July 31, 2015 and the year ended October 31, 2014.

Level 2 liabilities consist of short term unsecured loans payable to related parties. No fair value adjustment was necessary during the ninemonths ended July 31, 2015 and the year ended October 31, 2014.

Note 4 – Related Party Transactions

Promissory Note

From time to time the Company received unsecured loans, bearing interestat 12% per annum, maturing on December 31, 2014 (in default) from one of the Company’s Directors and Treasurer, as disclosed in Note 5.

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

On June 4, 2015, the Company issued 429,000 shares of common stock to an officer of the Company as payment for accrued compensation in lieu of cash. The fair value of the common stock was $19,305 based on the closing stock price of the Company’s common stock on the date of grant which is the best evidence of fair value.

Revenues

The Company entered into a contract, as amended in January 2014 and again in June 2014, whereby the Company will develop and deliver, on a milestone schedule, a game application, to an entity related to an officer of the Company. The officer is an owner and a director on the customer's Board. The Company was established on October 4, 2013 and had no independent revenues or significant operations during the nine months ended July 31, 2015 and 2014. Related party revenues were $-0- and $40,540 for the nine months ended July 31, 2015 and 2014, respectively.

Employment Contracts

On October 4, 2013, the Company entered into two employment agreements with the two officers of the Company. Both agreements are for a term of three years and require monthly payments of $10,000 to each officer. Accrued compensation was $100,380 and $150,679 as of July 31, 2015 and October 31, 2014, respectively.

Rents

The Company no longer leases office space from a shareholder and consultant (the “Landlord”). There is no formal agreement and no rent has been paid. The amounts due to the Landlord were $3,500 and $500 as of July 31, 2015 and October 31, 2014,respectively.These amounts are included in accrued expenses, related parties on the accompanying balance sheets.

The Company leases office space at a rate of $250 per month. As of July 31,2015, $1,000 was due for rent. This amount is included in accounts payable on the accompanying balance sheet.

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2015

(Unaudited)

Note 5 – Loans Payable, Related Parties

Loans payable, related parties, consists of the following at July 31, 2015 and October 31, 2014, respectively:

	July 31,	October 31,
	2015	2014
12% unsecured promissory note, bearing interest at 12% per annum from a related party, one of the Company’s Directors and Treasurer, maturing on December 31, 2014 (in default).	$9,500	$—
Miscellaneous loans, non-interest bearing, due on demand	5,281	15,789
	$14,781	$15,789

The Company recognized interest expense of $853 and $-0-during the nine months ended July 31, 2015 and 2014, respectively.No interest has been paid to date.

Note 6 – Convertible Debenture

Convertible debentures consist of the following at July 31, 2015 and October 31, 2014, respectively:

	July 31,	October 31,
	2015	2014
Originated October 6, 2014, unsecured $48,000 convertible promissory note, which carries an 8% interest rate and matures on July 9, 2015 (“First KBM Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Note was converted to stock during the nine months ended July 31, 2015 (less unamortized discount on beneficial conversion feature of $-0- and $41,815, respectively)	$-	$6,185

Originated November 7, 2014, unsecured $43,000 convertible promissory note, which carries an 8% interest rate and matures on August 11, 2015 (“Second KBM Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Note was paid in full during the nine months ended July 31, 2015 (less unamortized discount on beneficial conversion feature of $-0- and $-0-, respectively)	-	-

Originated December 10, 2014, unsecured $33,000 convertible promissory note, which carries an 8% interest rate and matures on September 12, 2015 (“Third KBM Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Note was paid in full during the nine months ended July 31, 2015 (less unamortized discount on beneficial conversion feature of $-0- and $-0-, respectively)	-	-

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2015

(Unaudited)

Originated February 23, 2015, unsecured $33,000 convertible promissory note, which carries an 8% interest rate and matures on November 25, 2015 (“First Vis Vires Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. (less unamortized discount on beneficial conversion feature of $8,265 and $-0-, respectively)	24,735	-

Originated June 8, 2015, unsecured $54,000 convertible promissory note, which carries an 8% interest rate and matures on March 8, 2016 (“Second Vis Vires Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. In the event of default, the minimum amount due is 150% x (outstanding principal plus unpaid interest), and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. (less unamortized discount on beneficial conversion feature of $38,559 and $-0-, respectively)	15,441	-

Originated July22, 2015, unsecured $38,000 convertible promissory note, which carries an 8% interest rate and matures on April 22, 2016 (“Third Vis Vires Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (51%) of the average of the three lowest closing bid prices of the Company’s common stock for the thirty (30) trading days prior to the conversion date. In the event of default, the minimum amount due is 150% x (outstanding principal plus unpaid interest), and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. (less unamortized discount on beneficial conversion feature of $37,585 and $-0-, respectively)	415	-

Originated May 7, 2015, unsecured $10,000 convertible promissory note, which carries an 8% interest rate and matures on February 8, 2016 (“First 145 Carroll Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. (less unamortized discount on beneficial conversion feature of $4,436 and $-0-, respectively)	5,564	-

Originated May 8, 2015, unsecured $110,000 convertible promissory note ($56,000 received as of July 31, 2015), which carries a 10% interest rate and matures on May 8, 2016 (“First JDF Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. (less unamortized OID and derivative discounts of $47,427 and $-0-, respectively)	14,173	-

Originated June 10, 2015, unsecured $250,000 convertible promissory note ($25,000 received as of July 31, 2015), which carries a 0% interest rate for the first three months, and matures on June 10, 2017 (“First JMJ Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trade price of the Company’s common stock for the twenty-five (25) trading days prior to the conversion date. (less unamortized OID and discount on beneficial conversion feature of $25,582and $-0-, respectively)	1,918	-

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2015

(Unaudited)

Originated May 27, 2015, unsecured $74,500 convertible promissory note, which carries an 8% interest rate and matures on November 27, 2015 (“First Minerva Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. (less unamortized discount on beneficial conversion feature of $48,182 and $-0-, respectively)	26,318	-

Originated June 29, 2015, unsecured $10,000 convertible promissory note, which carries an 8% interest rate and matures on February 28, 2016 (“Second Minerva Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. (less unamortized discount on beneficial conversion feature of $8,688 and $-0-, respectively)	1,311	-

Originated July 9, 2015, unsecured $53,000 convertible promissory note, which carries a 10% interest rate and matures on July 9, 2016 (“First Essex Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the lowest closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date. (less unamortized discount on beneficial conversion feature of $49,814 and $-0-, respectively)	3,186	-

Convertible debenture	93,061	6,185
Less: current maturities of convertible debenture	(93,061)	(6,185)
Long term convertible debenture	$-	$-

The Company recognized interest expense in the amount of $9,721 and $-0- for the nine months ended July 31, 2015 and 2014, respectively, related to the convertible debentures above.

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

The aforementioned accounting treatment resulted in a total debt discount equal to $343,458for the nine months ended July 31, 2015 and $45,980 for the year ended October 31, 2014. The discount is amortized on a straight line basis, which approximated the effective interest method due to the short term duration of the note, from the dates of issuance until the stated redemption date of the debts, as noted above.

The convertible debentures, consisting of total original face values of $124,000 from KBM Worldwide, Inc., that created the beneficial conversion feature carry default provisions that place a “maximum share amount” on the note holders that can be owned as a result of the conversions to common stock by the note holders is 4.99% of the issued and outstanding shares of Pocket Games.

During the nine months ended July 31, 2015 and 2014, the Company recorded debt amortization expense in the amount of $166,487and $-0-, respectively, attributed to the aforementioned debt discount.

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2015

(Unaudited)

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

The Company evaluated the First KBM Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0328 below the market price on October 6, 2014 of $0.067 provided a value of $45,980, of which $41,815and $-0- was amortized during the nine months ended July 31, 2015 and 2014, respectively.

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

The Company evaluated the Second KBM Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0329 below the market price on November 7, 2014 of $0.09 provided a value of $43,000, of which $28,253 and $-0- was amortized during the nine months ended July 31, 2015 and 2014, respectively.

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

The Company evaluated the Third KBM Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0493 below the market price on December 10, 2014 of $0.0899 provided a value of $27,176, of which $18,118 and $-0- was amortized during the ninemonths ended July 31, 2015 and 2014, respectively.

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2015

(Unaudited)

On February 23, 2015, we entered into a Securities Purchase Agreement with Vis Vires Group, Inc. (“Vis Vires”), pursuant to which we sold to Vis Vires an 8% Convertible Promissory Note in the original principal amount of $33,000. The First Vis ViresNote has a maturity date of November 25, 2015, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Closing Bid Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the First Vis Vires Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First Vis Vires Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the First Vis Vires Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0541 below the market price on February 23, 2015 of $0.0860 provided a value of $19,426, of which $11,161 and $-0- was amortized during the nine months ended July 31, 2015 and 2014, respectively.

On June 8, 2015, we entered into a Securities Purchase Agreement with Vis Vires Group, Inc. (“Vis Vires”), pursuant to which we sold to Vis Vires an 8% Convertible Promissory Note in the original principal amount of $54,000. The Second Vis ViresNote has a maturity date of March 8, 2016, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Closing Bid Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the Second Vis Vires Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Second Vis Vires Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Second Vis Vires Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0230 below the market price on June 8, 2015 of $0.0430 provided a value of $46,957, of which $8,397 and $-0- was amortized during the nine months ended July 31, 2015 and 2014, respectively.

On July 22, 2015, we entered into a Securities Purchase Agreement with Vis Vires Group, Inc. (“Vis Vires”), pursuant to which we sold to Vis Vires an 8% Convertible Promissory Note in the original principal amount of $38,000. The Third Vis ViresNote has a maturity date of April 22, 2016, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 51% multiplied by the Market Price (representing a discount rate of 49%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the Third Vis Vires Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Third Vis Vires Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Third Vis Vires Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0209 below the market price on July 22, 2015 of $0.1500 provided a value of $38,000, of which $415 and $-0- was amortized during the nine months ended July 31, 2015 and 2014, respectively.

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2015

(Unaudited)

On May 7, 2015, we entered into a Securities Purchase Agreement with 145 Carroll, LLC (“145 Carroll”), pursuant to which we sold to 145 Carroll an 8% Convertible Promissory Note in the original principal amount of $10,000. The First 145 Carroll Note has a maturity date ofFebruary 8, 2016, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten(10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the First 145 Carroll Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First 145 Carroll Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the First 145 Carroll Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0159below the market price on May 7, 2015 of $0.0260provided a value of $6,400, of which $1,964and $-0- was amortized during the nine months ended July 31, 2015 and 2014, respectively.

On May 8, 2015, we entered into a Securities Purchase Agreement with JDF Capital, Inc. (“JDF”), pursuant to which we sold to JDF a 10% Convertible Promissory Note in the original principal amount of $110,000 ($56,000 received during the quarter ended July 31, 2015). The First JDF Note has a maturity date of May 8, 2016, and is convertible into our common stock at the greater of (i) the Variable Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. The shares of common stock issuable upon conversion of the First JDF Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First JDF Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the First JDF Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Variable Conversion Price and, as such, constitutes a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the VariableConversion Price the appropriate number of shares will be available or issuable for settlement to occur. The initialconvertible debt derivative liabilities were $59,850and $239,269 at July 31, 2015. The Company recorded a derivative discount in the amount of $56,000 and amortized $12,888 of this discount during the nine months ended July 31, 2015. The First JDF Note also contained an original issue discount (“OID”) of 10 % of the cash received or $5,600. This OID is being amortized over the term of the note. During the nine months ended July 31, 2015, $1,285 was recorded as interest expense related to the OID.

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2015

(Unaudited)

On June 10, 2015, we entered into a Securities Purchase Agreement with JMJ Financial (“JMJ”), pursuant to which we sold to JMJ a Convertible Promissory Note in the original principal amount of $250,000 ($25,000 received during the quarter ended July 31, 2015). The First JMJ Note has a maturity date of June 20, 2017, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean the lesser of $0.03 or 60% multiplied by the lowest trade price for the Common Stock during the twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the First JMJ Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First JMJ Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the First JMJ Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0150 below the market price on June 10, 2015 of $0.0380 provided a value of $25,000, of which $1,744 and $-0- was amortized during the nine months ended July 31, 2015 and 2014, respectively. The First JMJ Note also contained an original issue discount (“OID”) of 10 % of the cash received or $2,500. This OID is being amortized over the term of the note. During the nine months ended July 31, 2015, $174 was recorded as interest expense related to the OID.

On May 27, 2015, we entered into a Securities Purchase Agreement with Minerva Capital Corp. (“Minerva”), pursuant to which we sold to Minerva an 8% Convertible Promissory Note in the original principal amount of $74,500. The First Minerva Note has a maturity date of November 27, 2015, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the First Minerva Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First Minerva Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the First Minerva Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0159 below the market price on May 27, 2015 of $0.0350 provided a value of $74,500, of which $26,318 and $-0- was amortized during the nine months ended July 31, 2015 and 2014, respectively.

On June 29, 2015, we entered into a Securities Purchase Agreement with Minerva Capital Corp. (“Minerva”), pursuant to which we sold to Minerva an 8% Convertible Promissory Note in the original principal amount of $10,000. The Second Minerva Note has a maturity date of February 28, 2016, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the Second Minerva Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Second Minerva Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Second Minerva Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0251 below the market price on June 29, 2015 of $0.0530 provided a value of $10,000, of which $1,311 and $-0- was amortized during the nine months ended July 31, 2015 and 2014, respectively.

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2015

(Unaudited)

On July 9, 2015, we entered into a Securities Purchase Agreement with Essex Global Investment Corp. (“Essex”), pursuant to which we sold to Essex a 10% Convertible Promissory Note in the original principal amount of $53,000. The First Essex Note has a maturity date of July 9, 2016, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the lowest closing for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the First Essex Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First Essex Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the First Essex Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0290 below the market price on July 9, 2015 of $0.0799 provided a value of $53,000, of which $3,186 and $-0- was amortized during the nine months ended July 31, 2015 and 2014, respectively.

Note 7 – Derivative Liability

Convertible Notes Derivative:

As discussed in Note 6 under Convertible Debts, the Company issued convertible debts with variable conversion provisions. The conversion terms of the convertible debts are variable based on certain factors, such as the future offering price of the Company’s common stock. As such, the number of shares of common stock issuable upon conversion of the debts is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion debts and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a multinomial lattice model. The Company’s current convertible debt derivative liabilities were $239,269and $-0- at July 31, 2015 and October 31, 2014, respectively.

Warrant Derivatives:

Company also issued two traunches of warrants of 4,388,714 (JDF I) and 2,457,680 (JDF II) totaling 6,846,394 warrants on May 8, 2015 with variableexercise provisions in conjunction with the convertible debt issuance. The exercised price of the warrants is updated to the lowest offering price of common stock based on subsequent equity sales. As such, the number of share of common stock issuable upon exercise of the warrants is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the warrants and shares to be exercised were recorded as derivative liabilities on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company’s current warrants derivative liabilities were $748,163 and $-0- at July 31, 2015 and October 31, 2014, respectively.

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2015

(Unaudited)

Derivative Balances:

The change in fair value of the derivative liabilities resulted in losses of $763,148 and $-0- for the nine months ended July 31, 2015 and 2014, respectively, which has been reported as other income (expense) in the statements of operations. The following presents the derivative liability value at July 31, 2015 and October 31, 2014, respectively:

	July 31	October 31,
	2015	2014
Convertible notes, JDF I	$239,269	$—
Warrant, JDF I	479,592	—
Warrant , JDF II	268,571	—
	$987,432	$—

The following is a summary of changes in the fair market value of the derivative liability during the nine months ended July 31, 2015:

Derivative
Liability
Total
Balance, October 31, 2014	$—
Increase in derivative value due to issuances of convertible promissory notes, JDF I	59,850
Increase in derivative value due to issuances of Warrant JDF I	105,416
Increase in derivative value due to issuances of Warrant JDF II	59,018
Change in fair market value of derivative liabilities due to the mark to market adjustment	763,148
Balance, July 31, 2015	$987,432

Key inputs and assumptions used to value the convertible debentures and warrants issued during the ninemonths ended July 31, 2015:

Convertible notes derivatives:

•	The stock price would fluctuate with the Company projected volatility. The stock priceincreased in this period ending 7/31/15from $0.025 to $0.169.
•	The projected volatility curve from an annualized analysis for each valuation periodwas based on the historical volatility of the Company and the term remaining for eachnote:
•	The derivative Investor Convertible Notes convert after 90 days at the lessor of 58%of the average 3 lows in 10 trading days or $0.01436 subject to full ratchet resetprovisions;
•	Capital raising events (a single financing at 6 months from the issuance date) are afactor for this Notes full reset provisions.
•	An event of default at 15% interest rate would occur 0% of the time, increasing 1.00%per month to a maximum of 10% with a 120% penalty;
•	The company would redeem the notes (with a 125% – 135% – 145% penalty)projected initially at 0% of the time and increase monthly by 10.0% to a maximum of50.0% (from alternative financing being available for a Redemption event to occur);and
•	The Holder would automatically convert the note at the maximum of 2 times theconversion price or the stock price if the registrationwas effective (assumed after90 days) and the Company was not in default with the target conversion price droppingas maturity approaches.

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2015

(Unaudited)

Warrant derivatives:

•	The Warrants with the $0.0140 exercise prices are fixed and subject to full ratchet resetprovisions;
•	The stock price would fluctuate with the Company projected volatility. The stock price increased in this period ending 7/31/15from $0.025 to $0.169.
•	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for eachnote:
•	The Holder would exercise the Warrant as they become exercisable (effective registration is projected 90 days from issuance 5/8/15 and the earliest JDF Capital exercise is projected 180 days from 5/8/15) at target prices of 2 times the higher of theprojected reset price or stock price.
•	Capital raising events (a single financing at 6 months from the issuance date) are afactor for these Warrants – full reset events projected to occur based on future stockissuance (quarterly) resulting in a reset exercise price. Full/Dilutive Reset events areprojected resulting in exercise prices declining to $0.008 and $0.0140 at maturity.
•	No Warrants expired nor reset nor exercised in this period ending 7/31/15.

Note 8 – Changes in Stockholders’ Equity (Deficit)

Authorized Shares, Common Stock

The Company is authorized to issue 499,000,000 shares of $0.0001 par value common stock.As of July 31, 2015, 21,459,929 shares were issued and outstanding.

Authorized Shares, Preferred Stock

The Company is also authorized to issue 1,000,000,000 shares of its preferred stock. On April 25, 2014, the Company designated (the “Designation”) a series of our preferred stock as Series A Preferred Stock, (“Series A Preferred Stock”) and issued 1,000 shares of the Series A Preferred Stock to its chief executive officer and sole director.

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

PreferredStock Issuances, for the Period Ending October 31, 2014

On April 25, 2014, the Company issued 1,000 shares of Series A Preferred Stock to its chief executive officer and sole directoras a bonus for services provided. The fair value of the common stock was $2,500,000 based on recent sales prices of the Company’s common stock on the date of grant.

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2015

(Unaudited)

Common Stock Issuances, for the Period Ending October 31, 2014

On various dates between November 4, 2013 and November 6, 2013, the Company sold a total of1,500,000 shares of common stock at $0.004 per share amongst three individuals, resulting in total proceeds of $6,000.

On various dates between November 6, 2013 and November 11, 2013, the Company sold a total of500,000 shares of common stock at $0.05 per share amongst three individuals, resulting in total proceeds of $25,000.

On various dates between November 15, 2013 and December 5, 2013, the Company sold a total of1,100,000 shares of common stock at $0.025 per share amongst five individuals, resulting in total proceeds of $27,500.

On December 12, 2013, the Company issued 200,000 vested common shares to an attorney for legal services.The fair value of the common stock was $10,000 based on recent sales prices of the Company’s common stock on the date of grant.

On December 15, 2013, the Company issued 1,000,000 shares of common stock to an officer of the Company as payment for compensation in lieu of cash. The fair value of the common stock was $50,000 based on recent sales prices of the Company’s common stock on the date of grant, and was paid ratably against accrued compensation over the subsequent six month period.

On various dates between February 21, 2014 and March 24, 2014, the Company sold a total of1,120,000 shares of common stock at $0.05 per share amongst nine individuals, resulting in total proceeds of $56,000.

On various dates between March 11, 2014 and March 17, 2014, the Company sold a total of1,000,000 shares of common stock at $0.02 per share amongst four individuals, resulting in total proceeds of $20,000.

On May 8, 2014, the Company issued 600,000 shares of common stock pursuant to an agreement with our transfer agent to provide DTC advisory services. The fair value of the common stock was $30,000 based on recent sales prices of the Company’s common stock on the date of grant.

On May 14, 2014, the Company issued 1,500,000 shares of common stockforthe purchase of Intellectual Property pursuant to a Purchase Agreement.The fair value of the common stock was $75,000 based on recent sales prices of the Company’s common stock on the date of grant. The Intellectual Property, consisting of the fair value of the common stock, along with a cash payment of $20,000, was subsequently impaired and expensed as Development Costs within the Statement of Operations.

On June 11, 2014, the Company issued 120,000 vested common shares to an attorney for legal services.The fair value of the common stock was $6,000 based on recent sales prices of the Company’s common stock on the date of grant.

Common Stock Issuances, for the Period Ending July 31, 2015

During the nine months ended July 31, 2015, the Company issued 1,415,000 shares of common stock for consulting services. The fair value of the common stock was $78,841 based on the market price of the Company’s common stock on the date of grant.

During the nine months ended July 31, 2015, the Company issued 907,850 shares of common stock for payment of accrued compensation. The fair value of the common stock was $67,190 based on the market price of the Company’s common stock on the date of grant.

During the nine months ended July 31, 2015, the Company issued 1,230,000 shares of common stock for cash in the amount of $12,300.

During the nine months ended July 31, 2015, the Company issued 2,211,679 shares of common stock for the conversion of convertible notes payable in the amount of $50,168. As the conversions were within the terms of the agreement, no additional gain or loss on the conversion has been recognized.

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2015

(Unaudited)

During the nine months ended July 31, 2015, the Company issued 500,000 stock options to a service provider and exercisable over a 4 year term expiring on April 28, 2019. The values of the options were estimated using a Black-Scholes option pricing model equal to $16,614. The key inputs to the model were the number of options500,000, share price on the grant date of $0.04, exercise price of $0.20, terms of 4 years, volatility of 211% and a discount rate of 0.43%.As the shares are fully vested on the date of agreement, the value of the options of $16,614 was fully expensed on the date of grant.

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

Note 9 – Commitments and Contingencies

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

Note 10 – Subsequent Events

On August 17, 2015, we entered into a Securities Purchase Agreement with Vis Vires Group Inc., pursuant to which we sold a 8% Convertible Promissory Note in the original principal amount of $48,500. The Note has a maturity date of May 17, 2016, and is convertible into our common stock at the Conversion Price. The Conversion Price shall mean 51% of the average of the 3 lowest trading prices of the Common Stock for the 30 Trading Days immediately prior to the Issuance Date. The shares of common stock issuable upon conversion of the Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

From our inception on October 4, 2013 through July 31, 2015, our business operations have primarily been focused on developing our business plan, developing the features of our first mobile game products, and developing a game for DNA Interactive Games Limited (“DNAIG”), a related party.

During the year ended October 31, 2014, we ceased all developmental activities related to Pocket Football and do not anticipate completion of the Pocket Games product. We directed our efforts to the development of the Idol Hands game under the terms of our March 17, 2014, agreement with Fluid Games Limited (“FGL”), a company formed under the laws of the United Kingdom. During the period ending April 30, 2014, we redesigned the Idol Hand's camera operated control system and the menu system control in order to allow the user to control the game via an ordinary Keyboard and Mouse, rather than having to buy additional equipment from a third party.During March 2014, we tested the game and newly developed control system.In April 2014, the voice over work for the game was recalibrated and recorded.These modifications were needed to convert the tutorial voiceover of the hand movements from the ‘camera control system’ to the newly implemented ‘Keyboard and Mouse’ system.

We completed 100% of thedevelopment of the Idol Hands game on September 1, 2014 and are currently undergoing quality assurance testing of the. Weare in negotiations with online digital download retailers for distribution of the Idol Hands game including Stream, Amazon and Game. There is no assurance we will be successful in securing agreements with these retailers to distribute the Idol Hands game.

Idol Hands will initially be sold exclusively as a ‘Digital Download’ for the PC platform through various online stores who will process the purchases from their site and pay us between 60 and 75 the purchase price. Purchasers of the game will pay a fee to download the product and own the title.

Should we receive $350,000 of sales from the sale of the Idol Hands game, we plan to develop applications for iPad and iPhone as well as various Android tablets and phones. We plan to interview marketing companies to assist us with the marketing of the Idol Hands gameand continue negotiations with online digital download retailers to potentially sell the game.

Third Party Development

On October 22, 2013, we entered into an agreement with DNA Interactive Games Limited (the “DNA Agreement”), a company formed under the laws of the United Kingdom (“DNAIG”), which is controlled by our Chief Executive Officer, David Lovatt, to develop a game known as SH3G for iPadand the Android tablet platforms. Through the DNA Agreement, as amended, DNAIG agreed to pay us an aggregate fee of approximately $59,500 as we meet certain milestones, as outlined in the chart below. Through July 31, 2014, we have received $45,540. As set forth in the chart below, we received or expect to receive the following payments from DNAIG as we meet the milestones:

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

From inception on October 4, 2013, through July 31, 2015, we incurred an accumulated deficit of $4,726,777, including development costs, professional fees, general and administrative fees and interest expense. We have funded our operation through our revenue and through the sale of common stock to our two officers, and 35 non-affiliated investors.

As of July 31, 2015, we had cash on hand of $43,471which is not sufficient to pay for our operating costs. If we are unable to generate sufficient revenues or raise additional monies to fund our operations we will be unable to complete development of our products and may be forced to cease operations.

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

Since inception, the majority of our time has been spent on organizational matters and development of our first mobile game product, Pocket Football.

RESULTS OF OPERATIONS FOR THE NINEMONTHS ENDED JULY 31, 2015 AND 2014:

	For the Nine	For the Nine
	Months Ended	Months Ended
	July 31, 2015	July 31, 2014
Revenues, Related Party	$—	$40,540

General and Administrative	88,385	2,720,723
Officer Compensation	180,000	120,000
Professional Fees	137,239	202,193

Total Operating Expenses	405,624	3,042,916

Net Operating (Loss)	(405,624)	(3,002,376)

Total Other Income (Expense)	(1,161,614)	(211)

Net (Loss)	$(1,567,238)	$(3,002,587)

Revenues, Related Party:

The Company was established on October 4, 2013 and had no independent revenuesor significant operations during the nine months ended July 31, 2015 and 2014.Related party revenues were $-0- and $40,540 for the ninemonths ended July 31, 2015 and 2014, respectively.

General and Administrative:

General and administrative expense was $88,385and $2,720,723 for the nine months ended July 31, 2015 and 2014, respectively. General and administrative expenses consisted of bank fees, SEC filing costs and costs associated with the pursuit of getting our stock traded on the OTCBB.

Officer Compensation:

Officer compensation expense was $180,000 and $120,000 for the nine months ended July 31, 2015 and 2014, respectively. Officer compensation expense consisted mainly of a monthly fee of $10,000 to each of our two officers.

Professional Fees:

Professional fees expense was $137,239 and $202,193 for the nine months ended July 31, 2015 and 2014, respectively. Professional fees consisted of legal, consulting, accounting and auditing costs necessary to prepare our public filings.

Net Operating Loss:

Net operating losseswere $405,624and $3,002,376for the nine months ended July 31, 2015 and 2014, respectively.Net operating lossesconsisted primarily of fees incurred in connection with the pursuit of listing of our Common Stock on the OTCBB and with establishing an account with our transfer agent, as well as legal and audit fees related to our SEC filing costs,along with the development of our software products during theninemonths ended July 31, 2015 and 2014.

Other Income (Expense):

Other expense was $1,161,614 and $211for the ninemonths ended July 31, 2015 and 2014, respectively. For the nine months ended July 31, 2015, other expenses consisted of interest expense in the amount of $374,006on loans and notes payable, $24,460 as loss on the settlement of debt, and $763,148 as loss on the change in the fair value of derivative liability.

Net Loss:

Net loss for the nine months ended July 31, 2015 was $1,567,238, or ($0.09) per share, and $3,002,587, or ($0.24) per share, for the nine months ended July 31, 2014.Net loss consisted primarily of fees incurred in connection with the pursuit of listing of our Common Stock on the OTCBB and with establishing an account with our transfer agent, as well as legal and audit fees related to our SEC filing costs, along with the development of our software products,interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities, accumulated (deficit) and working capital (deficit) at July 31, 2015 andOctober 31, 2014.

	July 31,	October 31,
	2015	2014
Current Assets	$61,385	$3,158

Current Liabilities	$1,261,734	$204,839

Accumulated (Deficit)	$(4,726,777)	$(3,159,539)

Working Capital (Deficit)	$(1,200,349)	$(201,681)

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

Satisfaction of our Cash Obligations for the Next 12 Months

Our current cash on hand as of July 31, 2015 was $43,471, which is insufficient to meet our current monthly operating costs of approximately $30,000. As of July 31, 2015, we had current liabilities of $1,261,734.

We have a net loss and net cash used in operations of $1,567,238 and $292,251, respectively, for the nine months ended July 31, 2015 and our stockholders’ deficit was $1,200,349, with an accumulated deficit of $4,726,777as of July 31, 2015.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the period ended July 31, 2015, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Software Development Costs

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market but may be expensed if the Company is in the development stage. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset. During the period from October 4, 2013 (inception) to July 31, 2015 the Company did not capitalize any software development costs.

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

Contractual Obligations

As of July 31, 2015, we have no fixed contractual obligations or commitments that include future estimated payments.

Off-Balance Sheet Arrangements

As of the date of this report,we did not haveanyoff-balancesheet arrangementsthat have, or isreasonablylikelyto have, a current or future effect on our financial condition,changesinfinancial condition, revenues or expenses,results ofoperations,liquidity, capital expendituresor capital resources that are material to investors.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4.CONTROLS AND PROCEDURES.

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

As of July 31, 2015, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report because there was no segregation of the duties with only two members in our management team. Our board of directors has only two members. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2015, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatementson a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

None.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

We are not a party to, and none of our property is the subject of, any pending legal proceedings. To our knowledge, no governmental authority is contemplating any such proceedings.

ITEM 1A RISK FACTORS.

Not required to be provided by smaller reporting companies.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

During the nine months ended July 31, 2015, the Company issued 1,415,000 shares of common stock for consulting services. The fair value of the common stock was $70,841 based on the market price of the Company’s common stock on the date of grant.

During the nine months ended July 31, 2015, the Company issued 907,850 shares of common stock for payment of accrued compensation. The fair value of the common stock was $67,190 based on the market price of the Company’s common stock on the date of grant.

During the nine months ended July 31, 2015, the Company issued 1,230,000 shares of common stock for cash in the amount of $12,300.

During the nine months ended July 31, 2015, the Company issued 2,211,679 shares of common stock for the conversion of convertible notes payable in the amount of $50,168.

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

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

None

ITEM 6.EXHIBITS.

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

POCKET GAMES, INC.

Date: September 21, 2015	By:	/s/ David Lovatt
David Lovatt, Chief Executive Officer (Principal Executive Officer)

Date: September 21, 2015	By:	/s/ David Lovatt
David Lovatt, Chief Financial Officer and Principal Accounting Officer