Form 10-Q/A
period 2015-07-31
POCKET GAMES INC.
filed 2015-11-16
CIK 1591157

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

Large accelerated filer☐	Accelerated filer☐

Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,459,929 shares of common stock are issued and outstanding as of September 9, 2015.

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015, filed with the Securities and Exchange Commission on September 21, 2015 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

POCKET GAMES, INC.

Date: November 13, 2015	By:	/s/ David Lovatt
David Lovatt, Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2015	By:	/s/ David Lovatt
David Lovatt, Chief Financial Officer and Principal Accounting Officer