Form 10-K
period 2015-10-31
POCKET GAMES INC.
filed 2016-02-16
CIK 1591157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended October 31, 2015
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-192939

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the OTC Markets listing service, the aggregate market value of the common stock of Pocket Games, Inc. held by non-affiliates as of April 30, 2015 was $482,699.

As of February 12, 2016, there were 61,196,255 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

2

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

On March 18, 2015, we created GodSpeed Games, Ltd., a limited company organized in accordance with the laws of India, and a wholly-owned subsidiary. GodSpeed operates out of Pune, India. GodSpeed Games provides Quality Assurance and testing services across all the major platforms and has vast experience in different game genres. Our experienced team is a mix of hardcore gamers and trained testing professionals, who understand both the technical and game-play aspects of a title. We help Game Studios to stay competitive in the challenging global market and ensure they keep production costs at a minimum

We develop games and provide end-end services for software and application development. We also have a dedicated division for server support and cloud management. Our clients rely on us to support their core IT architecture and provide 24/7 support for their business critical infrastructure

We anticipate other acquisitions and changes to the Company in the coming year.

The Pocket Games Products

Idol Hands – The First Release from Pocket Games, Inc.

The History of this Title

This game was developed by Chromativity in 2012 as a joint partnership with Intel and Relative Technologies as part of an OEM (Original Equipment Manufacturer). It was originally part of a twelve month exclusive release license to bundle the game with a gesture control camera. Development continued and with the game being released August 2013, the exclusivity period ran out in September 2014. Pocket Games acquired Idol Hands in May 2014 and launched a PC version in February, 2015, with releases on other platforms to follow.

Related Party Game Development

On October 22, 2013 we entered into an agreement with DNA Interactive Games Limited, a company formed under the laws of the United Kingdom (“DNAIG”), which is controlled by our Chief Executive Officer, David Lovatt, to develop a game known as SH3G for iPad and the Android tablet platforms. DNAIG paid us an aggregate of $56,050 as we completed the development of SH3G.

Market

The video games industry continues to show very strong year on year growth. Worldwide, the gaming industry is due to be worth $103 billion in 2017 with 8.9% year on year growth1. Next generation consoles purchased by consumers is greater than previous projections, bucking the projected trend, with PlayStation4 sales at 7 million by April 2014. This was just five months after launch. Both the PlayStation3 &the Xbox360 took 14 months to reach 7.7 million.2

Digital sales on console are increasing year on year. These are sales where no physical media is provided and the game is downloaded directly to the unit from the manufacturer’s in-platform store. Revenue splits for console software in 2017 are project to be 61% from physical sales of media, 36% of digital downloading of a title and with 3% of revenue coming from advertising in and around the game.3

Overall, taking both PC and Console platforms, US gaming revenue from physical product dropped to just above 30% in 2013 and is predicted to be less than 20% by end of 2015.4 Contrary to previous predictions, PC games are now outselling console games in a market that is to be worth $25 billion by end of 20144

The number of gamers worldwide continues to rise at an unprecedented and impressive rate. The 1.6 billion gamers from 2013 is due to rise to more than 2 billion by 2016. 4 The Asian-Pacific region continues to be an important market and maintains its exponential growth pattern 82% of the last year’s $6 billion growth came from Asia Pacific and China will be the biggest gaming market ahead of the US by 2015. 4

1http://www.newzoo.com/insights/games-industry-disrupted-10-key-moments-towards-2017

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
5

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

Employees

We have eleven (11) employees who are also our officers and sole director. Our chief executive officer, president and sole director, David Lovatt oversees our day to day operations and product development.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Presently, our business is operated out of an office of 200 square feet located in Cedarhurst, New York, and is leased for $250 per month. This is a month to month sublease agreement. We intend to secure additional office and administrative facilities. We do not expect that office facilities costs will be substantial relative to our overall operational expenditures.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTCQB under the symbol “PKGM”. We had approximately 37 registered holders of our common stock as of October 31, 2015. Registered holders do not include those stockholders whose stock has been issued in street name. The last reported price for our common stock on February 15, 2016 was $.0125 per share.

The following table reflects the high and low closing sales prices per share of our common stock during each calendar quarter as reported on the OTCQB, during the two fiscal years ended October 31, 2015:

	Price Range(1)
	High	Low
Fiscal October 31, 2015
Fourth quarter	$0.18	$0.0754
Third quarter	$0.169	$0.025
Second quarter	$0.1199	$0.032
First quarter	$0.125	$0.05
Fiscal October 31, 2014
Fourth quarter	$0.25	$0.05
Third quarter	$0.50	$0.50
Second quarter	N/A
First quarter	N/A

___________________

(1)	The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

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

Revenues:

Revenue recognized were $24,374 and $40,540 for the year ended October 31, 2015 and 2014, respectively. A total of $6,608 and $40,540 were from related party for the year ended October 31, 2015 and 2014, respectively.

Cost of Revenues:

Cost of revenues was $32,824 and $165,118 for the years ended October 31, 2015 and 2014, respectively. Cost of revenues during 2014 consisted of software and game cost of revenues and included $75,000 of stock based compensation for the purchase of Intellectual Property on May 14, 2014.

General and Administrative:

General and administrative expense was $136,065 and $25,203, for the years ended October 31, 2015 and 2014, respectively, an increase of $110,862, or 440%.General and administrative expenses consisted of bank fees, SEC filing costs and costs associated with the pursuit of getting our stock traded on the OTCBB.

Officer Compensation:

Officer compensation expense was $281,533 and $2,740,000 for the years ended October 31, 2015 and 2014, respectively, a decrease of $2,458,467, or 90%.Officer compensation expense consisted of a monthly fee of $10,000 to each of our two officers. A total of $50,000 of officer compensation was paid with the issuance of 1,000,000 shares of common stock in lieu of cash during the year ended October 31, 2014. Another 1,000 shares of Series A Preferred Stock valued at $2,500,000 were issued as a bonus to the CEO on April 25, 2014.

Professional Fees:

Professional fees expense was $584,230 and $217,572 for the years ended October 31, 2015 and 2015, respectively, an increase of $366,658, or 169%. Professional fees consisted of legal, consulting, accounting and auditing costs necessary to prepare our public filings. A total of $71,878 of compensation for consulting and legal services was paid with the issuance of common stock in lieu of cash during the year ended October 31, 2014, consisting of 1,220,000 shares and subscriptions payable for 155,400 shares.

Net Operating Loss:

Net operating loss for the years ended October 31, 2015 and 2014 was $1,010,278, and $3,107,353, respectively, a decrease of $2,097,075, or 67%. Net operating loss consisted primarily of fees incurred in connection with the pursuit of listing of our Common Stock on the OTCBB and with establishing an account with our transfer agent, as well as legal and audit fees related to our SEC filing costs, along with the development of our software products during the year ended October 31, 2014. A total of $2,696,878 of our net operating loss for the year ended October, 2014 was attributable to common and preferred stock payments in lieu of cash.

Other Expense:

Other expense was $1,449,167 and $5,270 for the years ended October 31, 2015 and 2014, respectively. Other expenses for the year ended October 31, 2015 consisted of the loss on change in fair value of derivative liabilities ($1,072,689), interest expense ($349,704), loss on settlement of debt ($26,530), and loss on foreign currency transactions ($2,314).

Net Loss:

Net loss for the years ended October 31, 2015 and 2014 was $2,459,445, or ($0.13) per share, and $3,112,623, or ($0.24) per share, respectively, a decrease of $653,178, or 21%. Net loss consisted primarily of fees incurred in connection with the pursuit of listing of our Common Stock on the OTCBB and with establishing an account with our transfer agent, as well as legal and audit fees related to our SEC filing costs, along with the development of our software products, and interest on related party and convertible debts incurred during the years ended October 31, 2015 and 2014. A total of $2,696,878 of our net operating loss for the year ended October, 2014 was attributable to common and preferred stock payments in lieu of cash.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities, accumulated (deficit) and working capital (deficit) at October 31, 2015 and October 31, 2014.

	October 31,	October 31,
	2015	2014
Current Assets	$51,824	$3,158

Current Liabilities	$1,851,638	$204,839

Accumulated (Deficit)	$(5,618,984)	$(3,159,539)

Working Capital (Deficit)	$(1,799,814)	$(201,681)

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

Revenue for the year ended October 31, 2014, includes only outsourced application development services recognized in accordance with ASC 605-28 "Milestone Method". The application development revenue, totaling $45,540, as amended (see Note 4), has been earned upon attainment of stipulated milestones through October 31, 2014 pursuant to a contract with an entity related to an officer of the Company. The officer is an owner and a director on the customer's Board. The Company may bill for these services prior to attainment of the performance milestones. Revenues recognized under this arrangement for the year ended October 31, 2014 were $40,540, all of which were from a related party.

Concentration of Revenue

All the revenue included in the accompanying financial statements is from one line of business, outsourced application development services, from a single related party customer, based in the United Kingdom.

Development Costs

Expenditures for product development costs are expensed as incurred. The Company has expensed development costs of $-0- and $165,118 during the years ended October 31, 2015 and 2014, respectively, which has been presented as a cost of revenues in the Company’s statements of operations.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. As of October 31, 2015, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

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

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company issued $537,973 and $2,696,878 of stock based compensation for services for the years ended October 31, 2015 and 2014, respectively.

Derivative Liability

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments (the Convertible Note and tainted Warrant), in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. The Company utilized multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Pocket Games, Inc.

We have audited the accompanying balance sheets of Pocket Games, Inc. (the “Company”) as of October 31, 2015 and 2014 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pocket Games, Inc. as of October 31, 2015 and 2014 and the results of its operations and its cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated a deficit of $5,618,984 and negative working capital of $1,799,814,which raises doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

Houston, TX

www.mkacpas.com

February 15, 2016

POCKET GAMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	October 31,
	2015	2014

CURRENT ASSETS

Cash and cash equivalents	$24,404	$430
Loan origination costs	25,675	2,728
Other assets	1,745	—

Total Current Assets	51,824	3,158

Fixed assets	4,420	—

TOTAL ASSETS	$56,244	$3,158

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$49,834	$27,852
Accrued expenses, related parties	13,224	4,071
Accrued expenses	31,762	263
Accrued compensation	131,923	150,679
Derivative liability	1,369,662	—
Loans payable, related parties	14,781	15,789
Convertible debenture, net of discount of
$298,497 and $41,815, respectively	240,452	6,185

Total Current Liabilities	1,851,638	204,839

TOTAL LIABILITIES	1,851,638	204,839

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 1,000,000,000 shares authorized
Preferred stock designated, Series A, $0.0001 par value, 1,000 and -0-
shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value; 499,000,000 shares authorized,
24,339,929 and 15,540,000 shares issued and outstanding, respectively	2,434	1,554
Additional paid-in capital	3,821,210	2,945,426
Subscriptions payable, consisting of -0- and 155,400 shares, respectively	—	10,878
Accumulated deficit	(5,618,984)	(3,159,539)
Accumulated other comprehensive loss	(54)	—

Total Stockholders' Equity (Deficit)	(1,795,394)	(201,681)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$56,244	$3,158

The accompanying notes are an integral part of these consolidated financial statements.

POCKET GAMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	October 31,
	2015	2014

REVENUES

Revenues - Related Party	$6,608	$40,540
Revenues	17,766	—
Cost of revenues	(32,824)	(165,118)

Gross profit (loss)	(8,450)	(124,578)

OPERATING EXPENSES

General and administrative	136,065	25,203
Officer compensation	281,533	2,740,000
Professional fees	584,230	217,572

Total Operating Expenses	1,001,828	2,982,775

LOSS FROM OPERATIONS	(1,010,278)	(3,107,353)

OTHER INCOME (EXPENSES)

Other income	2,070	—
Loss on change in fair value of derivative liability	(1,072,689)	—
Interest expense	(349,704)	(5,270)
Loss on settlement of debt	(26,530)	—
Loss on foreign currency transactions	(2,314)	—

Total Other Income (Expenses)	(1,449,167)	(5,270)

NET LOSS BEFORE INCOME TAXES	(2,459,445)	(3,112,623)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(2,459,445)	$(3,112,623)

NET LOSS PER SHARE, BASIC AND FULLY DILUTED	$(0.13)	$(0.24)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING, BASIC AND FULLY DILUTED	19,311,709	13,045,699

The accompanying notes are an integral part of these consolidated financial statements.

POCKET GAMES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
October 31, 2014 and 2015
								Accumulated
	Series A				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Income	Equity (Deficit)

Balance, November 1, 2013	—	—	6,600,000	660	79,840	—	(46,916)	—	33,584

Preferred stock issued for services,
related party	1,000	—	—	—	2,500,000	—	—	—	2,500,000

Common stock issued for services,
related party	—	—	1,000,000	100	49,900	—	—	—	50,000

Common stock sold for cash	—	—	5,220,000	522	133,978	—	—	—	134,500

Common stock issued for services	—	—	1,220,000	122	60,878	10,878	—	—	71,878

Common stock issued in exchange
for intellectual property	—	—	1,500,000	150	74,850	—	—	—	75,000

Beneficial conversion feature of
convertible debenture	—	—	—	—	45,980	—	—	—	45,980

Net loss for the year ended
October 31, 2014	—	—	—	—	—	—	(3,112,623)	—	(3,112,623)

Balance, October 31, 2014	1,000	—	15,540,000	1,554	2,945,426	10,878	(3,159,539)	—	(201,681)

Common stock issued for subscriptions
payable	—	—	155,400	16	10,862	(10,878)	—	—	—

Common stock issued for services	—	—	4,295,000	430	470,802	—	—	—	471,232

Common stock issued for accrued compensation	—	—	907,850	91	67,099	—	—	—	67,190

Common stock issued for cash	—	—	1,230,000	123	12,177	—	—	—	12,300

Common stock issued for conversion of debt	—	—	2,211,679	221	49,947	—	—	—	50,168

Settlement of derivative due to conversion and repayment of convertible debt	—	—	—	—	66,913	—	—	—	66,913

Issuance of stock options	—	—	—	—	16,614	—	—	—	16,614

Beneficial conversion feature of
convertible debenture	—	—	—	—	180,959	—	—	—	180,959

Foreign currency translation adjustment	—	—	—	—	—	—	—	(54)	(54)
Donated Capital	—	—	—	—	411	—	—	—	411
Net loss for the year ended
October 31, 2015	—	—	—	—	—	—	(2,459,445)	—	(2,459,445)

Balance, October 31, 2015	1,000	$—	24,339,929	$2,434	$3,821,210	$—	$(5,618,984)	$(54)	$(1,795,394)

The accompanying notes are an integral part of these consolidated financial statements.

POCKET GAMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	October 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(2,459,445)	$(3,112,623)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of loan origination costs	—	272
Amortization of discount on convertible debenture	288,162	4,165
Contributed capital, related party	411
Depreciation expense	296
Shares issued for services, related parties	227,490	2,550,000
Shares issued for services	310,483	146,878
Interest expense for note derivative	16,614	—
Change in fair value of derivative liabilities	1,072,689	—
Changes in operating assets and liabilities:
Deferred costs	—	53,055
Other current assets	(24,692)	2,000
Accounts payable	22,430	14,463
Accrued expenses, related parties	9,153	2,531
Accrued expenses	33,667	263
Accrued officer compensation	(18,756)	131,179
Deferred revenues	—	(8,500)

Net Cash Used by Operating Activities	(521,498)	(216,317)

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for purchase of fixed assets	(4,716)	—

Net Cash Used by Investing Activities	(4,716)	—

CASH FLOWS FROM FINANCING ACTIVITIES

Debt issuance costs	—	(3,000)
Payments on convertible debt	(134,000)	—
Payments on loans payable - related parties	(5,500)	—
Proceeds from convertible debenture	672,950	48,000
Proceeds from loans payable, related parties	4,492	15,789
Proceeds from sale of common stock	12,300	134,500

Net Cash Provided by Financing Activities	550,242	195,289

Foreign currency translation	(54)	—

DECREASE IN CASH AND CASH EQUIVALENTS	23,974	(21,028)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	430	21,458

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,404	$430

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:

Derivative on convertible notes	$363,886	$—
Stock issued for conversion of debt	$50,167	$—
Settlement of derivative	$66,913	$—
Discount on beneficial conversion feature of
convertible debentures	$180,959	$45,980
Stock issued for stock payable	$10,878	$—

The accompanying notes are an integral part of these consolidated financial statements.

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2015 and 2014

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

On March 18, 2015, we created GodSpeed Games, Ltd., a limited company organized in accordance with the laws of India, and a wholly-owned subsidiary. GodSpeed operates out of Pune, India. GodSpeed Games provides Quality Assurance and testing services across all the major platforms and has vast experience in different game genres. Our experienced team is a mix of hardcore gamers and trained testing professionals, who understand both the technical and game-play aspects of a title. We help Game Studios to stay competitive in the challenging global market and ensure they keep production costs at a minimum

We develop games and provide end-end services for software and application development. We also have a dedicated division for server support and cloud management. Our clients rely on us to support their core IT architecture and provide 24/7 support for their business critical infrastructure

The Company has adopted a fiscal year end of October 31.

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

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2015 and 2014

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents at October 31, 2015 and 2014 were $24,404 and $430, respectively.

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

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2015 and 2014

Software Development Costs

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market but may be expensed if the Company is in the development stage. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset. During the years ended October 31, 2015 and 2014, the Company did not capitalize any software development costs.

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred.

Research and Development

Expenditures for research and product development costs are expensed as incurred. The Company has expensed development costs of $-0- during the years ended October 31, 2015 and 2014, respectively.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company recognized $537,973 and $2,696,878 for services and compensation for the years ended October 31, 2015 and 2014, respectively.

Derivative Liability

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2015 and 2014

(expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments (the Convertible Note and tainted Warrant), in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. The Company utilized multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

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

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2015 and 2014

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

Note 2 - Going Concern

As shown in the accompanying financial statements, the Company has incurred continuous losses from operations, has an accumulated deficit of $5,618,984, has a negative working capital of $1,799,814 and has cash on hand of $24,404 as of October 31, 2015, and has generated minimal revenues to date, all of which are from a related party. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations through debt or equity investments, including loans from Officers and Directors. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2015 and 2014

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of October 31, 2015 and 2014, respectively:

	Fair Value Measurements at October 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$24,404	$—	$—
Total assets	24,404	—	—
Liabilities
Loans payable, related parties	—	14,781	—
Convertible debenture, net of discount of $298,497	—	—	240,452
Derivative liability	—	—	1,369,662
Total Liabilities	—	(14,781)	(1,610,114)
	$24,404	$(14,781)	$(1,610,114)

	Fair Value Measurements at October 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$430	$—	$—
Total assets	430	—	—
Liabilities
Loans payable, related parties	—	15,789	—
Convertible debenture, net of discount of $41,815	—	6,185	—
Total liabilities	—	(21,974)	—
	$430	$(21,974)	$—

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended October 31, 2015 and 2014.

Level 2 liabilities consist of short term unsecured loans payable to related parties. No fair value adjustment was necessary during the years ended October 31, 2015 and 2014.

Level 3 liabilities consist of a total of $240,452 of convertible debentures and related derivative liability of $1,369,662 as of October 31, 2015. A discount of 298,497 and $41,815 was recognized at October 31, 2015 and 2014, respectively

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2015 and 2014

Note 4 – Related Party Transactions

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

On November 6, 2014, the Company issued 350,000 shares to a related party of the Company as payment for compensation in lieu of cash. The fair value of the common stock was $29,750 based on closing stock price of the Company’s common stock on the date of grant which is the best evidence of fair value.

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

On September 9, 2015,the Company issued 300,000 shares to employees of the Company as payment for compensation in lieu of cash. The fair value of the common stock was $50,550 based on closing stock price of the Company’s common stock on the date of grant which is the best evidence of fair value.

On October 20, 2015, the Company issued 1,000,000 shares to employees of the Company as payment for compensation in lieu of cash. The fair value of the common stock was $80,000 based on closing stock price of the Company’s common stock on the date of grant which is the best evidence of fair value.

Revenues

The Company entered into a contract, as amended in January 2014 and again in June 2014, whereby the Company will develop and deliver, on a milestone schedule, a game application, to an entity related to an officer of the Company. The officer is an owner and a director on the customer's Board. The Company was established on October 4, 2013 and had no independent revenues or significant operations during the year ended October 31, 2014. Related party revenues $40,540 for the year ended October 31, 2014.

The Company entered into a contract with a related party during the fiscal year ended October 31, 2015, whereby, the Company will perform testing on games and application. The total revenue recognized as a result of such agreement is $6,608 out of the total $24,374 or 27% of total revenue.

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2015 and 2014

Employment Contracts

On October 4, 2013, the Company entered into two employment agreements with the two officers of the Company. Both agreements are for a term of three years and require monthly payments of $10,000 to each officer. Accrued compensation was $131,923 and $150,679 at October 31, 2015 and 2014, respectively.

Rents

The Company leases office space from a shareholder and consultant (the “Landlord”). The amounts due to the Landlord were $2,000 and $500 as of October 31, 2015 and 2014, respectively. These amounts are included in accrued expenses, related parties on the accompanying balance sheets.

Note 5 – Loans Payable, Related Parties

Loans payable, related parties, consists of the following at October 31, 2015 and October 31, 2014, respectively:

	October 31,	October 31,
	2015	2014
12% unsecured promissory note, bearing interest at 12% per annum from a related party, one of the Company’s Directors and Treasurer, maturing on December 31, 2014 (in default).	$9,500	$—
Miscellaneous loans, non-interest bearing, due on demand	5,281	15,789
	$14,781	$15,789

The Company recognized interest expense of $1,343 and $570 during the years ended October 31, 2015 and 2014, respectively. No interest has been paid to date.

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2015 and 2014

Note 6 – Convertible Debenture

Convertible debentures consist of the following at October 31, 2015 and 2014, respectively:

	October 31,	October 31,
	2015	2014
Originated October 6, 2014, unsecured $48,000 convertible promissory note, which carries an 8% interest rate and matures on July 9, 2015 (“First KBM Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $3,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. Note was converted to stock during the nine months ended July 31, 2015 (less unamortized discount on beneficial conversion feature of $-0- and $41,815, respectively)	$—	$6,185

Originated November 7, 2014, unsecured $43,000 convertible promissory note, which carries an 8% interest rate and matures on August 11, 2015 (“Second KBM Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $3,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. Note was paid in full during the nine months ended July 31, 2015 (less unamortized discount on beneficial conversion feature of $-0- and $-0-, respectively)	—	—

Originated December 10, 2014, unsecured $33,000 convertible promissory note, which carries an 8% interest rate and matures on September 12, 2015 (“Third KBM Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $3,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. Note was paid in full during the nine months ended July 31, 2015 (less unamortized discount on beneficial conversion feature of $-0- and $-0-, respectively)	—	—

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2015 and 2014

Originated February 23, 2015, unsecured $33,000 convertible promissory note, which carries an 8% interest rate and matures on November 25, 2015 (“First Vis Vires Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $3,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method.(less unamortized discount on beneficial conversion feature of $-0- and $-0-, respectively)	—	—

Originated June 8, 2015, unsecured $53,000 convertible promissory note, which carries an 8% interest rate and matures on March 8, 2016 (“Second Vis Vires Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. In the event of default, the minimum amount due is 150% x (outstanding principal plus unpaid interest), and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $4,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method.(less unamortized discount on beneficial conversion feature of $22,791 and $-0-, respectively)	30,209	—

Originated July 22, 2015, unsecured $38,000 convertible promissory note, which carries an 8% interest rate and matures on April 22, 2016 (“Third Vis Vires Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (51%) of the average of the three lowest closing bid prices of the Company’s common stock for the thirty (30) trading days prior to the conversion date. In the event of default, the minimum amount due is 150% x (outstanding principal plus unpaid interest), and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $3,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount on beneficial conversion feature of $24,873 and $-0-, respectively)	13,127	—

Originated August 17, 2015, unsecured $48,000 convertible promissory note, which carries an 8% interest rate and matures on May 20, 2016 (“Fourth Vis Vires Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (51%) of the average of the three lowest closing bid prices of the Company’s common stock for the thirty (30) trading days prior to the conversion date. In the event of default, the minimum amount due is 150% x (outstanding principal plus unpaid interest), and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $5,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount on beneficial conversion feature of $35,003 and $-0-, respectively)	12,997	—

Originated May 7, 2015, unsecured $10,000 convertible promissory note, which carries an 8% interest rate and matures on February 8, 2016 (“First 145 Carroll Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.(less unamortized discount on beneficial conversion feature of $2,311 and $-0-, respectively)	7,689	—

Originated May 8, 2015, unsecured $110,000 convertible promissory note, which carries a 10% interest rate and matures on May 8, 2016 (“First JDF Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $6,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method.(less unamortized discount due to derivative of $62,146 and $-0-, respectively)	47,854	—

Originated October 9, 2015, unsecured $61,600 convertible promissory note, which carries a 10% interest rate and matures on October 9, 2016 (“Second JDF Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest reported sales prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $6,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $57,897 and $-0-, respectively)	3,703	—

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2015 and 2014

Originated June 10, 2015, unsecured $25,000 convertible promissory note ($25,000 received as of July 31, 2015), which carries a 0% interest rate for the first three months, and matures on June 10, 2017 (“First JMJ Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trade price of the Company’s common stock for the twenty-five (25) trading days prior to the conversion date. (less unamortized discount due to derivative of $-0- and $-0-, respectively)	—	—

Originated May 27, 2015, unsecured $74,500 convertible promissory note, which carries an 8% interest rate and matures on November 27, 2015 (“First Minerva Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $4,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method.(less unamortized discount on beneficial conversion feature of $3,563 and $-0-, respectively)	70,937	—

Originated June 29, 2015, unsecured $10,000 convertible promissory note, which carries an 8% interest rate and matures on February 28, 2016 (“Second Minerva Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. (less unamortized discount due to derivative of $2,974 and $-0-, respectively)	7,026	—

Originated July 9, 2015, unsecured $53,000 convertible promissory note, which carries a 10% interest rate and matures on July 9, 2016 (“First Essex Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the lowest closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date. The Company paid total debt issuance cost of $3,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $17,160 and $-0-, respectively)	35,840	—

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2015 and 2014

Originated August 4, 2015 unsecured $20,350 convertible promissory note, which carries an 8% interest rate and matures on August 6, 2016 (“First Abramowitz Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the (3) lowest closing prices of the Company’s common stock, or $0.00005 per share, for the ten (10) trading days prior to the conversion date. The Company paid total debt issuance cost of $2,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $15,457 and $-0-, respectively). In conjunction with this note, the company issued 203,500 common stock warrants with an exercise price of $0.011 per share with a term of 5 years.	4,893	—

Originated September 10, 2015, unsecured $30,250 convertible promissory note, which carries an 8% interest rate and matures on September 10, 2016 (“First VigereNote”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the (3) lowest closing prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The Company paid total debt issuance cost of $2,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method.(less unamortized discount due to derivative of $26,035 and $-0-, respectively). In conjunction with this note, the company issued 298,029 common stock warrants with an exercise price of $0.11165 per share with a term of 5 years.	4,215	—

Originated October 15, 2015, unsecured $30,250 convertible promissory note, which carries an 8% interest rate and matures on October 15, 2016 (“Second VigereNote”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the (3) lowest closing prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The Company paid total debt issuance cost of $2,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method.(less unamortized discount due to derivative and $-0-, respectively). In conjunction with this note, the company issued 263,043 common stock warrants with an exercise price of $0.1265 per share with a term of 5 years.	1,962	—

Convertible debenture	240,452	6,185
Less: current maturities of convertible debenture	(240,452)	(6,185)
Long term convertible debenture	$—	$—

The Company recognized interest expense in the amount of $36,523 and $263 for the years ended October 31, 2015 and 2014, respectively, related to the convertible debentures above.

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

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2015 and 2014

The aforementioned accounting treatment resulted in a total debt discount equal to $544,845 for the year ended October 31, 2015 and $45,980 for the year ended October 31, 2014. The discount is amortized on a straight line basis, which approximated the effective interest method due to the short term duration of the note, from the dates of issuance until the stated redemption date of the debts, as noted above. During the years ended October 31, 2015 and 2014, the Company recorded debt amortization expense in the amount of $263,470 and $3,893, respectively, attributed to the aforementioned debt discount.

In addition, a total of $48,000 and $3,000 of debt issuance cost were incurred pursuant to the closings of the convertible debentures during the years ended October 31, 2015 and 2014, respectively, which are being amortized to interest expense over the term of the debentures using the straight line method, which approximate the effective interest method. The Company recorded a total of $24,692 ($25,672 net of discount) and $272 ($2,728 net discount) of interest expense pursuant to the amortization of the issuance cost during the years ended October 31, 2015 and 2014, respectively.

In accordance with ASC 815-15, the Company determined that the variable conversion features and shares to be issued represented derivative features, and these are shown as derivative liabilities on the balance sheet. The Company calculated the fair value of the compound embedded derivative associated with the convertible debentures utilizing a lattice model.

Note 7 – Derivative Liability

As discussed in Note 6 under Convertible Debentures, the Company issued convertible notes payable that provide for the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a multinomial lattice model. The Company’s current convertible debt derivative liabilities were $1,369,662 and $-0- at October 31, 2015 and 2014, respectively.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $1,369,662 and $0 at October 31, 2015 and 2014, respectively. The change in fair value of the derivative liabilities resulted in a loss of $1,072,689 and $0 for the twelve months ended October 31, 2015 and 2014, respectively, which has been reported as other expense in the statements of operations. The loss of $1,072,689 for the twelve months ended October 31, 2015 consisted of a loss of $181,659 due to the value in excess of the face value of the convertible notes, a net loss of $618,157 attributable to the fair value of warrants and a net loss in market value of $272,873 on the convertible notes.

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2015 and 2014

The following presents the derivative liability value at October 31, 2015 and 2014, respectively:

	October 31,	October 31,
	2015	2014
Convertible notes	$751,505	$—
Warrants	618,157	—
	$1,369,662	$—

The following is a summary of changes in the fair market value of the derivative liability during the year ended October 31, 2015:

Derivative
Liability
Total
Balance, October 31, 2014	$—
Increase in derivative value due to issuances of convertible promissory notes	545,545
Increase in derivative value due to issuances of Warrant	423,826
Decrease due to debt conversion	(66,913)
Change in fair market value of derivative liabilities due to the mark to market adjustment	467,204
Balance, October 31, 2015	$1,369,662

Key inputs and assumptions used to value the convertible debentures and warrants issued during the year ended October 31, 2015:

Convertible notes derivatives:

•	The stock price would fluctuate with the Company projected volatility. The stock price increased in this period ending 10/31/15 from $0.025 to $0.16.
•	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each note:
•	The derivative Investor Convertible Notes convert after 90-180 days at the lessor of 51% or 58% of the average 3 lows in 10 or 30 trading days or the fixed exercise price set at issuance subject to full ratchet reset provisions;
•	Capital raising events are a factor for this Notes full reset provisions.
•	An event of default at 15% - 24% interest rate would occur 0% of the time, increasing 1.00%per month to a maximum of 10% with a 150% penalty;
•	The company would redeem the notes (with a 120% – 135% – 145% penalty) projected initially at 0% of the time and increase monthly by 10.0% to a maximum of 50.0% (from alternative financing being available for a Redemption event to occur);and
•	The Holder would automatically convert the note at the maximum of 2 times the conversion price or the stock price if the registration was effective (assumed after 180 days) and the Company was not in default with the target conversion price dropping as maturity approaches.

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2015 and 2014

Warrant derivatives:

•	The Warrants exercise prices are fixed and subject to full ratchet reset provisions;
•	The stock price would fluctuate with the Company projected volatility. The stock price increased in this period ending 10/31/15 from $0.025 to $0.16.
•	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each note:

•	The Holder would exercise the Warrant as they become exercisable (effective registration is projected 90 days from issuance and the earliest exercise is projected 180 days from issuance) at target prices of 2 times the higher of the projected reset price or stock price.
•	Capital raising events (a single financing at 6 months from the issuance date) are a factor for these Warrants – full reset events projected to occur based on future stock issuance (quarterly) resulting in a reset exercise price.
•	No Warrants expired nor reset nor exercised in this period ending 10/31/15.

Note 8 – Changes in Stockholders’ Equity (Deficit)

Authorized Shares, Common Stock

The Company is authorized to issue 499,000,000 shares of $0.0001 par value common stock. As of October 31, 2015, 24,339,929 shares were issued and outstanding.

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
37

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2015 and 2014

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

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2015 and 2014

On June 11, 2014, the Company issued 120,000 vested common shares to an attorney for legal services. The fair value of the common stock was $6,000 based on recent sales prices of the Company’s common stock on the date of grant.

Common Stock Issuances, for the Period Ending October 31, 2015

During the year ended October 31, 2015, the Company issued 4,295,000 shares of common stock for consulting services. The fair value of the common stock was $471,232 based on the market price of the Company’s common stock on the date of grant.

During the year ended October 31, 2015, the Company issued 907,850 shares of common stock for payment of accrued compensation to the president of the Company. The fair value of the common stock was $67,190 based on the market price of the Company’s common stock on the date of grant.

During the year ended October 31, 2015, the Company issued 1,230,000 shares of common stock for cash in the amount of $12,300.

During the year ended October 31, 2015, the Company issued 2,211,679 shares of common stock for the conversion of convertible notes payable in the amount of $50,168. As the conversions were within the terms of the agreement, no additional gain or loss on the conversion has been recognized.

Stock Options, for the Period Ending October 31, 2015

During the year ended October 31, 2015, the Company issued 500,000 stock options to a service provider and exercisable over a 4 year term expiring on April 28, 2019. The values of the options were estimated using a Black-Scholes option pricing model equal to $16,614. The key inputs to the model were the number of options 500,000, share price on the grant date of $0.04, exercise price of $0.20, terms of 4 years, volatility of 211% and a discount rate of 0.43%.As the shares are fully vested on the date of agreement, the value of the options of $16,614 was fully expensed on the date of grant.

The following table summarizes the changes in options outstanding:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of November 1, 2013	—	$—
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at October 31, 2014	—	$—
Granted	500,000	0.20
Exercised	—	—
Cancelled	—	—
Outstanding at October 31, 2015	500,000	$0.20

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2015 and 2014

Common Stock Warrants, for the Period Ending October 31, 2015

The Company issued 6,846,394 warrants on May 8, 2015 with an exercise price of $0.0140 per share and a term of 5 years in conjunction with the convertible debt issuance. The exercised price of the warrants is updated to the lowest offering price of common stock based on subsequent equity sales. As such, the number of share of common stock issuable upon exercise of the warrants is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the warrants and shares to be exercised were recorded as derivative liabilities on the issuance date.

On August 4, 2015, the Company issued warrants of 203,500 with an exercise price of $0.011 per share and a term of 5 years in conjunction with the convertible debt issuance. The exercised price of the warrants is updated to the lowest offering price of common stock based on subsequent equity sales. As such, the number of share of common stock issuable upon exercise of the warrants is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the warrants and shares to be exercised were recorded as derivative liabilities on the issuance date.

On August 17, 2015, the Company issued warrants of 486,662 with an exercise price of $0.0580 per share and a term of 5 years in conjunction with the convertible debt issuance. The exercised price of the warrants is updated to the lowest offering price of common stock based on subsequent equity sales. As such, the number of share of common stock issuable upon exercise of the warrants is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the warrants and shares to be exercised were recorded as derivative liabilities on the issuance date.

On September 10, 2015, the Company issued warrants of 573,706 with an exercise price of $0.0580 per share and a term of 5 years in conjunction with the convertible debt issuance. The exercised price of the warrants is updated to the lowest offering price of common stock based on subsequent equity sales. As such, the number of share of common stock issuable upon exercise of the warrants is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the warrants and shares to be exercised were recorded as derivative liabilities on the issuance date.

On October 9, 2015, the Company issued warrants of 560,000 with an exercise price of $0.011 per share and a term of 5 years in conjunction with the convertible debt issuance. The exercised price of the warrants is updated to the lowest offering price of common stock based on subsequent equity sales. As such, the number of share of common stock issuable upon exercise of the warrants is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the warrants and shares to be exercised were recorded as derivative liabilities on the issuance date.

On October 15, 2015, the Company issued warrants of 573,706 with an exercise price of $0.0580 per share and a term of 5 years in conjunction with the convertible debt issuance. The exercised price of the warrants is updated to the lowest offering price of common stock based on subsequent equity sales. As such, the number of share of common stock issuable upon exercise of the warrants is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the warrants and shares to be exercised were recorded as derivative liabilities on the issuance date.

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2015 and 2014

The following table summarizes the changes in warrants outstanding:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of November 1, 2013	—	$—
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at October 31, 2014	—	$—
Granted	9,243,968	0.022
Exercised	—	—
Cancelled	—	—
Outstanding at October 31, 2015	9,243,968	$0.022

Subscriptions Payable, for the Period Ending October 31, 2014

On May 1, 2014, the Company granted 300,000 shares of common stock pursuant to an agreement with a consultant to provide services from May 1, 2014 through June 30, 2014. The fair value of the common stock was $15,000 based on recent sales prices of the Company’s common stock on the date of grant. The shares were presented as Subscriptions Payable in the accompanying Balance Sheet and subsequently issued.

Subscriptions Payable, for the Period Ending October 31, 2015

On November 6, 2014, the Company issued 155,400 shares of common stock pursuant to an agreement with a consultant which had previously been recorded as Subscriptions Payable in the amount of $10,878 in the accompanying balance sheet at October 31, 2014.

Settlement of convertible debt, for the Period Ending October 31, 2015

During the period, the Company repaid back convertible debt in the amount of $134,000 and converted $50,168 of debt for 2,211,679 shares of the common stock. As a result of such conversion and repayment, the Company reduced its derivative liability by $66,913.

Beneficial Conversion feature, for the Period Ending October 31, 2015

During the period, the Company issued convertible promissory note with a variable conversion price; as a result, the Company recorded $180,959 in discount and amortized the balance over the life of the notes.(see Note 6 and Note 7).

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

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2015 and 2014

Note 10 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended October 31, 2015 and 2014, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The net operating loss carry forwards, if not utilized, will begin to expire in 2028.

	October 31,	October 31,
Deferred tax assets:	2015	2014
Net operating loss carryforwards	$1,243,762	$372,642
Net deferred tax assets before valuation allowance	435,317	98,350
Less: Valuation allowance	(435,317)	(98,350)
	$—	$—

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at October 31, 2015 and 2014, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	October 31,	October 31,
	2015	2014
Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

Note 11 – Subsequent Events

Subsequent to October 31, 2015, the Company issued a total of 36,856,326 shares of common stock.

On February 9, 2016, Pocket Games, Inc. entered into a Share Exchange Agreement (the “Exchange Agreement”) with Social Technology Holdings, Inc., a Delaware corporation (“STH”), AEL Irrevocable Trust (“AIT”), Sugar House Trust (“SHT”, and together with AIT, the “STH Majority Shareholders”) and David Lovatt, the principal and controlling shareholder of the Company (“Lovatt”) regarding the acquisition by the Company from the STH Majority Shareholders of 20,000,000 shares of Class A common stock, par value $0.0001 per share, of STH (the “STH Class A Common Stock”) and 2,000,000 shares of Class B common stock, par value $0.0001 per share, of STH (the “STH Class B Common Stock”). The STH Class A Common Stock and the STH Class B Common Stock transferred to the Company by the STH Majority Shareholders constitute 80% of the issued and outstanding shares of STH Class A Common Stock and 100% of the STH Class B Common Stock.

In exchange for the STH Class A Common Stock and STH Class B Common Stock, the Company issued to the STH Majority Shareholders an aggregate of 320,000 shares of non-redeemable, voting convertible shares of Series B preferred stock of the Company (the “Company Series B Preferred Stock”). In addition, Lovatt, as the owner of 1,000 shares, or 100%, of Company’s Series A Preferred Stock, returned such shares to the Company treasury, in exchange for which the Company reissued 500 shares of such Series A Preferred Stock to the STH Majority Shareholders, and 500 shares of Company Series A Preferred Stock, together with 80,000 shares of Company Series B Preferred Stock, to Lovatt. Each share of the Company’s Series A Preferred Stock entitles the holder(s) to cast 50,000 votes at any meeting of Company stockholders or in connection with any consents required of Company common stockholders.

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

As of October 31, 2015, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report because there was no segregation of the duties with only a sole member in our management team. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of October 31, 2015, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

None.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following individual:

Name and Year First Elected Director(1)	Age	Background Information
David Lovatt (2013)	40	Mr. Lovatt became our Chief Executive Officer and Director on October 4, 2013. From November 10, 2010 to December 1, 2013. Mr. Lovatt was the chief executive officer of DNA Dynamics, Inc. His responsibilities included overseeing product development and operations. From September 1, 2008 until February 1, 2011, Mr. Lovatt was the chief executive officer of Cloud Centric System Inc.

Elliott Polatoff (2013)	47	Mr. Polatoff became our treasurer and secretary on October 4, 2013. From December 1, 2012 until May 1, 2013, Mr. Polatoff was the office manager of Five Towns Neurology. From June 2012, until October 2012, Mr. Polatoff was the residential manager of Human Care Services. From September 2007 until September 2009, Mr. Polatoff was the Chief Executive Officer of Party Source, Inc., an entertainment company.

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

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during fiscal year ended October 31, 2015, the Board held no formal meetings.

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

To our knowledge, during the fiscal year ended October 31, 2015, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no other officer, director, or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended October 31, 2015 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. Except as noted in footnote (2) below, we did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two years ended October 31, 2015, thus these items are omitted from the table below:

	Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Stock Awards	All Other Compensation	Total
David Lovatt	2015	$120,000	$—	$—	$120,000
Chief Executive Officer	2014	$120,000	$—	$—	$120,000
Principal financial officer
Elliott Polatoff	2015	$120,000	$—	$—	$120,000
Secretary and Treasurer	2014	$120,000	$—	$—	$120,000

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

There were no grants or equity awards to our Named Executive Officers or directors during the fiscal year ended October 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of February 6, 2016. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 909 Plainview Ave., Far Rockaway, New York 11691. As of February 15, 2016, we had 61,196,255shares of common stock issued and outstanding and 1,000 shares of preferred stock outstanding. While each of our shares of common stock holds one vote, each share of our Series A Preferred Stock holds fifty thousand (50,000) votes. The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

Name	Sole Voting and Investment Power	Other Beneficial Ownership	Total	Percent of Class Outstanding
David Lovatt(1)	4,015,579	-0-	4,015,579	6.56%
Elliott Polatoff(2)	2,288,401	-0-	2,288,401	3.74%
All directors/director nominees and executive officers as a group (2 persons)	6,303.980	-0-	6,303,980	10.30%

____________________

* Indicates less than one percent.

(1)	Member of the Board of Directors. Includes 3,500,000 shares of common stock held directly. Excludes 1,000 shares of Series “A” Preferred Stock which are not convertible into common stock but which hold substantial voting rights and are entitled to vote together with holders of common stock on all matters. If the votes of these 1,000 shares of Series “A” Preferred Stock are taken into account, Mr. Lovatt holds voting rights with respect to 48% of the Company’s voting rights outstanding.
(2)	Treasurer and Secretary. Includes 2,288,401 shares of common stock held directly.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees paid to our independent registered accounting firm, M&K CPAS, PLLC, for the fiscal year ending October 31, 2015, and 2014:

	2015	2014
Audit Fees
M&K CPAS, PLLC	$12,000	$2,000
Salberg & Company, P.A.	—	19,400
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$12,000	$21,400

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

PART IV

ITEM 15.  EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Form 8-K filed with the Securities and Exchange Commission by Black Ridge Oil & Gas, Inc. on December 12, 2012)
10.1	Executive Employment Agreement between David Lovatt and Pocket Games, Inc. dated October 4, 2013 (incorporated by reference to Exhibit 10.1 of the Form S-1 filed with the Securities and Exchange Commission by Pocket Games, Inc. on December 18, 2013)
10.2	Executive Employment Agreement between Elliot Polatoff and Pocket Games, Inc. dated October 4, 2013(incorporated by reference to Exhibit 10.1 of the Form S-1 filed with the Securities and Exchange Commission by Pocket Games, Inc. on December 18, 2013)
10.3	Executive Employment Agreement between Yaakov Fulda and Pocket Games, Inc. dated October 15, 2013(incorporated by reference to Exhibit 10.1 of the Form S-1 filed with the Securities and Exchange Commission by Pocket Games, Inc. on December 18, 2013)
10.4	Amended Milestones Agreement between Pocket Games, Inc. and DNA Interactive Games Limited Dated January 10, 2014(incorporated by reference to Exhibit 10.4 of the Form S-1/A filed with the Securities and Exchange Commission by Pocket Games, Inc. on January 15, 2014)
10.5	Lease Agreement between Pocket Games, Inc. and Yaakov Fulda (incorporated by reference to Exhibit 10.6 of the Form S-1/A filed with the Securities and Exchange Commission by Pocket Games, Inc. on January 15, 2014)
10.6	Deliverables Agreement effective January 13, 2014 between Fluid Games Ltd and Pocket Games, Inc. (incorporated by reference to Exhibit 10.6 of the Form S-1/A filed with the Securities and Exchange Commission by Pocket Games, Inc. on February 21, 2014)
10.7	Intellectual Property Purchase Agreement dated March 17, 2014, between Fluid Games Ltd and Pocket Games, Inc. for the acquisition of Idol Hands (incorporated by reference to Exhibit 10.7 of the Form S-1/A filed with the Securities and Exchange Commission by Pocket Games, Inc. on March 27, 2014)
10.8	Convertible Promissory Note dated October 6, 2014, with KBM Worldwide, Inc.(incorporated by reference to Exhibit 4.1 of the Form 8-K filed with the Securities and Exchange Commission by Pocket Games, Inc. on October 15, 2014)
10.9	Securities Purchase Agreement dated October 6, 2014, with KBM Worldwide, Inc.(incorporated by reference to Exhibit 4.2 of the Form 8-K filed with the Securities and Exchange Commission by Pocket Games, Inc. on October 15, 2014)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David Lovatt.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David Lovatt.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POCKET GAMES, INC.

/s/ David Lovatt
Dated: February 16, 2016	By: David Lovatt, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ David Lovatt	CEO and sole Director	February 16, 2016
David Lovatt

