Form 10-Q
period 2016-01-31
POCKET GAMES INC.
filed 2016-03-21
CIK 1591157

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended January 31, 2016

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

Yes☒ No☐

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 107,671,432 shares of common stock are issued and outstanding as of March 18, 2016.

POCKET GAMES, INC.

FORM 10-Q

January 31, 2016

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

POCKET GAMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	January 31,	October 31,
	2016	2015
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$5,913	$24,404
Loan origination costs	15,037	25,675
Other assets	1,736	1,745

Total Current Assets	22,686	51,824

Fixed assets	3,912	4,420

TOTAL ASSETS	$26,598	$56,244

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Bank overdraft	$3,650	$—
Accounts payable	54,612	49,834
Accrued expenses, related parties	16,555	13,224
Accrued expenses	42,439	31,762
Accrued compensation	160,880	131,923
Derivative liability	550,354	1,369,662
Loans payable, related parties	14,781	14,781
Convertible debenture, net of discount of
$188,495 and $298,497, respectively	314,749	240,452

Total Current Liabilities	1,158,020	1,851,638

TOTAL LIABILITIES	1,158,020	1,851,638

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 1,000,000,000 shares authorized
Preferred stock designated, Series A, $0.0001 par value, 1,000 and -0-
shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value; 499,000,000 shares authorized,
53,538,319 and 24,339,929 shares issued and outstanding, respectively	5,354	2,434
Additional paid-in capital	4,051,946	3,821,210
Subscriptions payable, consisting of -0- and 155,400 shares, respectively	—	—
Subscriptions receivable	1,500	—
Accumulated deficit	(5,189,886)	(5,618,984)
Accumulated other comprehensive loss	(336)	(54)

Total Stockholders' Equity (Deficit)	(1,131,422)	(1,795,394)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$26,598	$56,244

The accompanying notes are an integral part of these consolidated financial statements.

POCKET GAMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended
	January 31,
	2016	2015
REVENUES
Revenues, related parties	$29,006	—
Revenues	5,265	—
Cost of revenues	(10,942)	—
Gross profit (loss)	23,329	—
OPERATING EXPENSES
General and administrative	59,778	21,624
Officer compensation	49,606	60,000
Professional fees	67,575	47,090
Total Operating Expenses	176,959	128,714
LOSS FROM OPERATIONS	(153,630)	(128,714)
OTHER INCOME (EXPENSES)
Gain on change in fair value of derivative liability	763,083	—
Interest expense	(166,669)	(39,070)
Gain on settlement of debt	—	2,070
Loss on debt conversion	(13,686)	—
Total Other Income (Expenses)	582,728	(37,000)
NET INCOME (LOSS) BEFORE INCOME TAXES	429,098	(165,714)
PROVISION FOR INCOME TAXES	—	—
NET INCOME (LOSS)	$429,098	$(165,714)
NET INCOME (LOSS) PER SHARE, BASIC AND FULLY DILUTED	$0.02	$(0.01)
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING, BASIC AND FULLY DILUTED	27,798,931	16,012,439
The accompanying notes are an integral part of these consolidated financial statements.

POCKET GAMES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From November 1, 2014 through January 31, 2016
(Unaudited)

								Accumulated
	Series A				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Income	Equity (Deficit)

Balance, November 1, 2014	1,000	—	15,540,000	1,554	2,945,426	10,878	(3,159,539)	—	(201,681)

Common stock issued for subscriptions
payable	—	—	155,400	16	10,862	(10,878)	—	—	—

Common stock issued for services	—	—	1,795,000	180	206,053	25,000	—	—	231,233

Common stock issued for accrued compensation	—	—	907,850	91	67,099	—	—	—	67,190

Common stock issued for cash	—	—	1,230,000	123	12,177	—	—	—	12,300

Common stock issued for conversion of debt	—	—	2,211,679	221	49,947	—	—	—	50,168

Common stock issued for subscriptions receivable	—	—	2,500,000	250	24,750	(25,000)	—	—	—

Issuance of stock options	—	—	—	—	16,614	—	—	—	16,614

Beneficial conversion feature of
convertible debenture	—	—	—	—	487,871	—	—	—	487,871

Foreign currency translation adjustment	—	—	—	—	411	—	—	(54)	357

Net loss for the year ended
October 31, 2015	—	—	—	—	—	—	(2,459,445)	—	(2,459,445)

Balance, October 31, 2015	1,000	$—	24,339,929	$2,434	$3,821,210	$—	$(5,618,984)	$(54)	$(1,795,394)

Common stock issued for services	—	—	3,900,000	390	58,185	1,500	—	—	60,075

Common stock issued for conversion of debt	—	—	25,298,390	2,530	68,676	—	—	—	71,206

Loss on conversion of debt	—	—	—	—	13,686	—	—	—	13,686

Settlement of derviative due to
debt conversion	—	—	—	—	90,206	—	—	—	90,206

Foreign currency translation adjustment	—	—	—	—	(17)	—	—	(282)	(299)

Net income for the three months ended
January 31, 2016	—	—	—	—	—	—	429,098	—	429,098

Balance, January 31, 2016	1,000	$—	53,538,319	$5,354	$4,051,946	$1,500	$(5,189,886)	$(336)	$(1,131,422)

The accompanying notes are an integral part of these consolidated financial statements.

POCKET GAMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months Ended
	January 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$429,098	$(165,714)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of loan origination costs	—	2,996
Amortization of discount on convertible debenture	140,057	33,641
Depreciation expense	508	—
Shares and stock payable issued for services	60,075	29,750
Gain on settlement of debt	—	(2,070)
Change in fair value of derivative liabilities	(756,097)	—
Loss on conversion of debt	13,686	—
Changes in operating assets and liabilities:
Other current assets	10,647	—
Bank overdraft	3,650	7,374
Accounts payable	4,778	5,328
Accrued expenses, related parties	3,331	162
Accrued expenses	10,677	2,145
Accrued officer compensation	28,957	14,050
Deferred revenues	—	1,516
Net Cash Used by Operating Activities	(50,632)	(70,822)
CASH FLOWS FROM INVESTING ACTIVITIES	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Debt issuance costs	—	(6,000)
Proceeds from convertible debenture	32,500	76,000
Proceeds from loans payable, related parties	—	392
Net Cash Provided by Financing Activities	32,500	70,392
Foreign curreny translation	(358)	—
DECREASE IN CASH AND CASH EQUIVALENTS	(18,491)	(430)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,404	430
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,913	$—
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Settlement of derivative due to conversion	$90,206	$—
Stock issued for conversion of debt	$71,205	$—
Discount on convertible debentures	$33,981	$70,176
The accompanying notes are an integral part of these consolidated financial statements.

POCKET GAMES, INC.

Notes to Condensed Financial Statements

January 31, 2016

(Unaudited)

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

On March 18, 2015, we created GodSpeed Games, Ltd., a limited company organized in accordance with the laws of India, and a wholly-owned subsidiary. GodSpeed operates out of Pune, India. GodSpeed Games provides Quality Assurance and testing services across all the major platforms and has vast experience in different game genres. Our experienced team is a mix of hardcore gamers and trained testing professionals, who understand both the technical and game-play aspects of a title. We help Game Studios to stay competitive in the challenging global market and ensure they keep production costs at a minimum.

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

In exchange for the STH Class A Common Stock and STH Class B Common Stock, the Company issued to the STH Majority Shareholders an aggregate of 320,000 shares of non-redeemable, voting convertible shares of Series B preferred stock of the Company (the “Company Series B Preferred Stock”). In addition, Lovatt, as the owner of 1,000 shares, or 100%, of Company’s Series A Preferred Stock, returned such shares to the Company treasury, in exchange for which the Company reissued 500 shares of such Series A Preferred Stock to the STH Majority Shareholders, and 500 shares of Company Series A Preferred Stock, together with 80,000 shares of Company Series B Preferred Stock, to Lovatt. Each share of the Company’s Series A Preferred Stock entitles the holder(s) to cast 50,000 votes at any meeting of Company stockholders or in connection with any consents required of Company common stockholders. After the share exchange, Lovatt will maintain control of the Company.

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

POCKET GAMES, INC.

Notes to Condensed Financial Statements

January 31, 2016

(Unaudited)

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents at January 31, 2016 and October 31, 2015 were $5,913 and $24,404, respectively.

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

Concentration of Revenue

Total revenue recognized were $34,271 and $-0- for the three months ended January 31, 2016 and 2015, respectively. The Company entered into a contract with a related party during the fiscal year ended October 31, 2015, whereby, the Company will perform testing on games and application. The revenue recognized as a result of this agreement is $29,006 out of the total $34,271 or 85% of total revenue and has been disclosed as revenues, related parties.

POCKET GAMES, INC.

Notes to Condensed Financial Statements

January 31, 2016

(Unaudited)

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred.

Research and Development

Expenditures for research and product development costs are expensed as incurred. The Company has expensed development costs of $-0- during the three months ended January 31, 2016 and 2015, respectively.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company recognized $60,075 and $29,750 for services and compensation for the three months ended January 31, 2016 and 2015, respectively.

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

POCKET GAMES, INC.

Notes to Condensed Financial Statements

January 31, 2016

(Unaudited)

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

Note 2 - Going Concern

As shown in the accompanying financial statements, the Company has incurred continuous losses from operations, has an accumulated deficit of $5,189,886, has a negative working capital of $1,135,334 and has cash on hand of $5,913 as of January 31, 2016, and has generated minimal revenues to date, all of which are from a related party. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations through debt or equity investments, including loans from Officers and Directors. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

POCKET GAMES, INC.

Notes to Condensed Financial Statements

January 31, 2016

(Unaudited)

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of January 31, 2016 and October 31, 2015, respectively:

	Fair Value Measurements at January 31, 2016
	Level 1	Level 2	Level 1
Assets
Cash	$5,913	$—	$—
Total assets	5,913	—	—
Liabilities
Loans payable, related parties	—	14,781	—
Convertible debentures, net of discount of $188,495	—	—	314,749
Derivative liabilities	—	—	550,354
Total Liabilities	—	(14,781)	(865,103)
	$5,913	$(14,781)	$(865,103)

	Fair Value Measurements at October 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$24,404	$—	$—
Total assets	24,404	—	—
Liabilities
Loans payable, related parties	—	14,781	—
Convertible debentures, net of discount of $298,497	—	—	240,452
Derivative liabilities	—	—	1,369,662
Total liabilities	—	(14,781)	(1,610,114)
	$24,404	$(14,781)	$(1,610,114)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended January 31, 2016 and the year ended October 31, 2015.

Level 2 liabilities consist of short term unsecured loans payable to related parties. No fair value adjustment was necessary during the three months ended January 31, 2016 and the year ended October 31, 2015.

Level 3 liabilities consist of a total of $314,749 of convertible debentures and related derivative liability of $550,354 as of January 31, 2016. Level 3 liabilities consist of a total of $240,452 of convertible debentures and related derivative liability of $1,369,662 as of October 31, 2015. A discount of $188,495 and $298,497 was recognized at January 31, 2016 and October 31, 2015, respectively.

POCKET GAMES, INC.

Notes to Condensed Financial Statements

January 31, 2016

(Unaudited)

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

Revenues

Total revenue recognized were $34,271 and $-0- for the three months ended January 31, 2016 and 2015, respectively. The Company entered into a contract with a related party during the fiscal year ended October 31, 2015, whereby, the Company will perform testing on games and applications. The revenue recognized as a result of this agreement is $29,006 out of the total $34,271 or 85% of total revenue and has been disclosed as revenues, related parties.

Employment Contracts

On October 4, 2013, the Company entered into two employment agreements with the two officers of the Company. Both agreements are for a term of three years and require monthly payments of $10,000 to each officer. Accrued compensation was $160,880 and $131,923 at January 31, 2016 and October 31, 2015, respectively.

Rents

The Company leases office space from a shareholder and consultant (the “Landlord”). The amounts due to the Landlord were $3,500 and $2,000 as of January 31, 2016 and October 31, 2015,respectively. These amounts are included in accrued expenses, related parties on the accompanying balance sheets.

Note 5 – Loans Payable, Related Parties

Loans payable, related parties, consists of the following at January 31, 2016 and October 31, 2015, respectively:

	January 31,	October 31,
	2016	2015
12% unsecured promissory note, bearing interest at 12% per annum from a related party, one of the Company’s Directors and Treasurer, maturing on December 31, 2014 (in default).	$9,500	$9,500
Miscellaneous loans, non-interest bearing, due on demand	5,281	5,281
	$14,781	$14,781

The Company recognized interest expense of $438 and $287 during the three months ended January 31, 2016 and 2015, respectively. No interest has been paid to date.

POCKET GAMES, INC.

Notes to Condensed Financial Statements

January 31, 2016

(Unaudited)

Note 6 – Convertible Debenture

Convertible debentures consist of the following at January 31, 2016 and October 31, 2015, respectively:

	January 31,	October 31,
	2016	2015

Originated June 8, 2015, unsecured $53,000 convertible promissory note, which carries an 8% interest rate and matures on March 8, 2016 (“Second Vis Vires Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. In the event of default, the minimum amount due is 150% (outstanding principal plus unpaid interest), and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $4,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method.(less unamortized discount on beneficial conversion feature of $5,065 and $22,791, respectively). During the period ended January 31, 2016, the note holder elected to convert a total of $14,785 of principal in exchange for 6,247,581 shares; due to conversion within the terms of the note, no gain or loss was recognized.	$33,150	$30,209

Originated July 22, 2015, unsecured $38,000 convertible promissory note, which carries an 8% interest rate and matures on April 22, 2016 (“Third Vis Vires Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (51%) of the average of the three lowest closing bid prices of the Company’s common stock for the thirty (30) trading days prior to the conversion date. In the event of default, the minimum amount due is 150% x (outstanding principal plus unpaid interest), and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $3,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount on beneficial conversion feature of $12,160 and $24,873, respectively).	25,840	13,127

Originated August 17, 2015, unsecured $48,000 convertible promissory note, which carries an 8% interest rate and matures on May 20, 2016 (“Fourth Vis Vires Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (51%) of the average of the three lowest closing bid prices of the Company’s common stock for the thirty (30) trading days prior to the conversion date. In the event of default, the minimum amount due is 150% x (outstanding principal plus unpaid interest), and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $5,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount on beneficial conversion feature of $19,061 and $35,003, respectively).	28,939	12,997

Originated May 7, 2015, unsecured $10,000 convertible promissory note, which carries an 8% interest rate and matures on February 8, 2016 (“First 145 Carroll Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.(less unamortized discount on beneficial conversion feature of $185 and $2,311, respectively).	9,815	7,689

POCKET GAMES, INC.

Notes to Condensed Financial Statements

January 31, 2016

(Unaudited)

Originated May 8, 2015, unsecured $110,000 convertible promissory note, which carries a 10% interest rate and matures on May 8, 2016 (“First JDF Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $6,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method.(less unamortized discount due to derivative of $21,835 and $62,146, respectively). During the period ended January 31, 2016, the note holder elected to convert a total of $35,070 of principal in exchange for 7,700,000 shares; due to conversion within the terms of the note, no gain or loss was recognized.	53,095	47,854

Originated October 9, 2015, unsecured $61,600 convertible promissory note, which carries a 10% interest rate and matures on October 9, 2016 (“Second JDF Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest reported sales prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $6,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $42,413 and $57,897, respectively).	19,187	3,703

Originated January 5, 2016, unsecured $30,800 convertible promissory note ($8,000 received as of January 31, 2016), which carries a 8% interest rate and matures on January 5, 2017 (“Fourth JDF Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest reported sales prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $3,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $7,432 and $-0-, respectively). In conjunction with this note, the company issued 1,512,500 common stock warrants with an exercise price of $0.011 per share with a term of 5 years.	568	—

Originated November 23, 2015, unsecured $200,000 convertible promissory note ($25,000 received as of January 31, 2016), which carries a one-time interest charge of 12%, and matures on November 23, 2017 (“Second JMJ Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trade price of the Company’s common stock for the twenty-five (25) trading days prior to the conversion date. (less unamortized discount due to derivative of $23,709 and $-0-, respectively).	3,971	—

Originated May 27, 2015, unsecured $74,500 convertible promissory note, which carries an 8% interest rate and matures on November 27, 2015 (“First Minerva Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $4,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method.(less unamortized discount on beneficial conversion feature of $-0- and $3,563, respectively).	74,500	70,937

POCKET GAMES, INC.

Notes to Condensed Financial Statements

January 31, 2016

(Unaudited)

Originated June 29, 2015, unsecured $10,000 convertible promissory note, which carries an 8% interest rate and matures on February 28, 2016 (“Second Minerva Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. (less unamortized discount due to derivative of $694 and $2,974, respectively).	9,306	7,026

Originated July 9, 2015, unsecured $53,000 convertible promissory note, which carries a 10% interest rate and matures on July 9, 2016 (“First Essex Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the lowest closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date. The Company paid total debt issuance cost of $3,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $6,496 and $17,160, respectively). During the period ended January 31, 2016, the note holder elected to convert a total of $21,350 of principal in exchange for 11,170,809 shares. Due to excess share issuance of 2,026,129, the Company recognized a loss on conversion of $13,686; the excess shares were valued based on fair market value on the date of conversion.	25,154	35,840

Originated August 4, 2015 unsecured $20,350 convertible promissory note, which carries an 8% interest rate and matures on August 6, 2016 (“First Abramowitz Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the (3) lowest closing prices of the Company’s common stock, or $0.00005 per share, for the ten (10) trading days prior to the conversion date. The Company paid total debt issuance cost of $2,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $10,342 and $15,457, respectively). In conjunction with this note, the company issued 203,500 common stock warrants with an exercise price of $0.011 per share with a term of 5 years.	10,008	4,893

Originated September 10, 2015, unsecured $30,250 convertible promissory note, which carries an 8% interest rate and matures on September 10, 2016 (“First Vigere Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the (3) lowest closing prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The Company paid total debt issuance cost of $2,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method.(less unamortized discount due to derivative of $18,431 and $26,035, respectively). In conjunction with this note, the company issued 298,029 common stock warrants (see note 7) with an exercise price of $0.11165 per share with a term of 5 years.	11,819	4,215

Originated October 15, 2015, unsecured $30,250 convertible promissory note, which carries an 8% interest rate and matures on October 15, 2016 (“Second Vigere Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the (3) lowest closing prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The Company paid total debt issuance cost of $2,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $20,853 and $28,298, respectively). In conjunction with this note, the company issued 263,043 common stock warrants (see note 7) with an exercise price of $0.1265 per share with a term of 5 years.	9,397	1,962

POCKET GAMES, INC.

Notes to Condensed Financial Statements

January 31, 2016

(Unaudited)

Convertible debenture	314,749	240,452
Less: current maturities of convertible debenture	(314,749)	(240,452)
Long term convertible debenture	$—	$—

The Company recognized interest expense in the amount of $9,109 and $2,145 for the three months ended January 31, 2016 and 2015, respectively, related to the convertible debentures above.

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

The aforementioned accounting treatment resulted in a total debt discount equal to $33,981 for the three months ended January 31, 2016 and $544,845 for the year ended October 31, 2015. The discount is amortized on a straight line basis, which approximated the effective interest method due to the short term duration of the note, from the dates of issuance until the stated redemption date of the debts, as noted above. During the three months ended January 31, 2016 and 2015, the Company recorded debt amortization expense in the amount of $143,973 and $33,641, respectively, attributed to the aforementioned debt discount.

In addition, a total of $51,000 of debt issuance cost were incurred pursuant to the closings of the convertible debentures which are being amortized to interest expense over the term of the debentures using the straight line method, which approximate the effective interest method. The Company recorded a total of $10,638 of interest expense pursuant to the amortization of the issuance cost during the three months ended January 31, 2016.

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a multinomial lattice model. The Company’s current convertible debt derivative liabilities were $550,354 and $1,369,662 at January 31, 2016 and October 31, 2015, respectively.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $550,354 and $1,369,662 at January 31, 2016 and October 31, 2015, respectively. The change in fair value of the derivative liabilities resulted in a gain of $763,083 and $0 for the three months ended January 31, 2016 and 2015,respectively, which has been reported as other expense in the statements of operations.

POCKET GAMES, INC.

Notes to Condensed Financial Statements

January 31, 2016

(Unaudited)

The following presents the derivative liability value at January 31, 2016 and October 31, 2015, respectively:

	January 31,	October 31,
	2016	2015
Convertible notes	$505,063	$751,505
Warrants	45,291	618,157
	$550,354	$1,369,662

The following is a summary of changes in the fair market value of the derivative liability during the three months ended January 31, 2016:

Derivative
Liability
Total
Balance, October 31, 2015	$1,369,662
Increase in derivative value due to issuances of convertible promissory notes	36,962
Increase in derivative value due to issuances of Warrant	40,120
Decrease due to debt conversion	(90,206)
Change in fair market value of derivative liabilities due to the mark to market adjustment	(806,184)
Balance, January 31, 2016	$550,354

Key inputs and assumptions used to value the convertible debentures and warrants issued during the year ended October 31, 2015:

Convertible notes derivatives:

•	The stock price would fluctuate with the Company projected volatility. The stock price increased in this period ending 10/31/15 from $0.025 to $0.16.
•	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each note.
•	The derivative Investor Convertible Notes convert after 90-180 days at the lessor of 51% or 58% of the average 3 lows in 10 or 30 trading days or the fixed exercise price set at issuance subject to full ratchet reset provisions;
•	Capital raising events are a factor for this Notes full reset provisions.
•	An event of default at 15% - 24% interest rate would occur 0% of the time, increasing 1.00%per month to a maximum of 10% with a 150% penalty;
•	The company would redeem the notes (with a 120% – 135% – 145% penalty) projected initially at 0% of the time and increase monthly by 10.0% to a maximum of 50.0% (from alternative financing being available for a Redemption event to occur);and
•	The Holder would automatically convert the note at the maximum of 2 times the conversion price or the stock price if the registration was effective (assumed after 180 days) and the Company was not in default with the target conversion price dropping as maturity approaches.

Warrant derivatives:

•	The Warrants exercise prices are fixed and subject to full ratchet reset provisions;
•	The stock price would fluctuate with the Company projected volatility. The stock price increased in this period ending 10/31/15 from $0.025 to $0.16.

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

POCKET GAMES, INC.

Notes to Condensed Financial Statements

January 31, 2016

(Unaudited)

•	Capital raising events (a single financing at 6 months from the issuance date) are a factor for these Warrants – full reset events projected to occur based on future stock issuance (quarterly) resulting in a reset exercise price.
•	No Warrants expired nor reset nor exercised in this period ending 10/31/15.

Key inputs and assumptions used to value the convertible debentures and warrants issued during the year ended January 31, 2016:

Convertible notes derivatives:

•	The stock price of $0.10 - $0.0056 would fluctuate with the Company projected volatility
•	The derivative Investor Convertible Notes convert after 90 – 180 days at the lessor of 51% or 58% of the average 3 lows in 10 or 30 trading days or the fixed exercise price set at issuance subject to full ratchet reset provisions.
•	Capital raising events are a factor for this Note full reset provisions.
•	An event of default at 15% - 24% interest rate would occur 0% of the time, increasing 1.00% per month to a maximum of 10% with a 150% penalty.
•	The projected volatility curve from annualized analysis for each valuation period was based on the historical volatility (171% - 366%) of the Company and the term for each note.
•	The company would redeem the notes (with a 120% – 135% – 145% penalty) projected initially at 0% of the time and increase monthly by 10.0% to a maximum of 50.0% (from alternative financing being available for a Redemption event to occur);and
•	The Holder would automatically convert the note at the maximum of 2 times the conversion price or the stock price if the registration was effective (assumed after 180 days) and the Company was not in default with the target conversion price dropping as maturity approaches.

Warrant derivatives:

•	The stock price would fluctuate with the Company projected volatility. The stock price increased in this period ending 10/31/15 from $0.10 to $0.0056.
•	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility (171% - 366%) of the Company and the term remaining for each note
•	The Holder would exercise the Warrant as they become exercisable (effective registration is projected 90 days from issuance and the earliest exercise is projected 180 days from issuance) at target prices of 2 times the higher of the projected reset price or stock price.
•	Capital raising events (a single financing at 6 months from the issuance date) are a factor for these Warrants – full reset events projected to occur based on future stock issuance (quarterly) resulting in a reset exercise price.
•	The Warrants with the fixed exercise prices subject to full ratchet reset provisions.
•	No Warrants expired nor exercised in this period ending 1/31/16.

Note 8 – Changes in Stockholders’ Equity (Deficit)

Authorized Shares, Common Stock

The Company is authorized to issue 499,000,000 shares of $0.0001 par value common stock. As of January 31, 2016, 53,538,319 shares were issued and outstanding.

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

POCKET GAMES, INC.

Notes to Condensed Financial Statements

January 31, 2016

(Unaudited)

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

The following table summarizes the changes in options outstanding as of October 31, 2015 and January 31, 2016:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of October 31, 2015	500,000	$0.20
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at January 31, 2016	500,000	$0.20

POCKET GAMES, INC.

Notes to Condensed Financial Statements

January 31, 2016

(Unaudited)

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

Common Stock Warrants, for the Period Ending January 31, 2016

On January 5, 2016, the Company issued warrants of 1,512,500 with an exercise price of $0.0110 per share and a term of years in conjunction with the convertible debt issuance. The exercised price of the warrants is updated to the lowest offering price of common stock based on subsequent equity sales. As such, the number of share of common stock issuable upon exercise of the warrants is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the warrants and shares to be exercised were recorded as derivative liabilities on the issuance date.

POCKET GAMES, INC.

Notes to Condensed Financial Statements

January 31, 2016

(Unaudited)

The following table summarizes the changes in warrants outstanding as of October 31, 2015 and January 31, 2016:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of October 31, 2015	9,243,968	$0.019
Granted	1,512,500	0.002
Exercised	—	—
Cancelled	—	—
Outstanding at January 31, 2016	10,756,468	$0.021

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

Common Stock Issuances, for the Period Ending January 31, 2016

During the three months ended January 31, 2016, the Company granted 4,400,000 and issued 3,900,000 shares of common stock for consulting services. The fair value of the common stock issued was $58,575 based on the market price of the Company’s common stock on the date of grant. The 500,000 shares authorized but not issued is recorded as $1,500 (based on the market value on the date of grant) stock payable as of January 31, 2016.

Settlement of convertible debt, for the Period Ending January 31, 2016

During the three months ended January 31, 2016, the Company converted $71,205 of debt for 25,298,390 shares of common stock. Due to excess share issuance of 2,026,129, the Company recognized a loss on conversion of $13,686; the excess shares were valued based on fair market value on the date of conversion.

Note 9 – Subsequent Events

Subsequent to January 31, 2016, the Company issued a total of 54,133,113 shares of common stock.

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

POCKET GAMES, INC.

Notes to Condensed Financial Statements

January 31, 2016

(Unaudited)

In exchange for the STH Class A Common Stock and STH Class B Common Stock, the Company issued to the STH Majority Shareholders an aggregate of 320,000 shares of non-redeemable, voting convertible shares of Series B preferred stock of the Company (the “Company Series B Preferred Stock”). In addition, Lovatt, as the owner of 1,000 shares, or 100%, of Company’s Series A Preferred Stock, returned such shares to the Company treasury, in exchange for which the Company reissued 500 shares of such Series A Preferred Stock to the STH Majority Shareholders, and 500 shares of Company Series A Preferred Stock, together with 80,000 shares of Company Series B Preferred Stock, to Lovatt. Each share of the Company’s Series A Preferred Stock entitles the holder(s) to cast 50,000 votes at any meeting of Company stockholders or in connection with any consents required of Company common stockholders. After the share exchange, Lovatt will maintain control of the Company.

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

From inception on October 4, 2013, through January 31, 2016, we incurred an accumulated deficit of $5,189,886, including development costs, professional fees, general and administrative fees and interest expense. We have funded our operation through our revenue and through the sale of common stock to our two officers, and 35 non-affiliated investors.

As of January 31, 2016, we had cash on hand of $5,913 which is not sufficient to pay for our operating costs. If we are unable to generate sufficient revenues or raise additional monies to fund our operations we will be unable to complete development of our products and may be forced to cease operations.

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

Since inception, the majority of our time has been spent on organizational matters and development of our first mobile game product, Pocket Football.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2016 AND 2015:

	For the Three	For the Three
	Months Ended	Months Ended
	January 31, 2016	January 31, 2015

Revenues, related parties	$29,006	$—
Revenues	5,265	—
Cost of revenues	(10,942)	—
Gross profit	23,329	—

General and Administrative	59,778	21,624
Officer Compensation	49,606	60,000
Professional Fees	67,575	47,090

Total Operating Expenses	176,959	128,714

Net Operating (Loss)	(153,630)	(128,714)

Gain on change in fair value of derivative liability	763,083	—
Interest expense	(166,669)	(39,070)
Gain on settlement of debt	—	2,070
Loss on debt conversion	(13,686)	—
Total Other Income (Expense)	582,728	(37,000)

Net Income (Loss)	$429,098	$(165,714)

Revenues:

Total revenue recognized were $34,271 and $-0- for the three months ended January 31, 2016 and 2015, respectively. The Company entered into a contract with a related party during the fiscal year ended October 31, 2015, whereby, the Company will perform testing on games and application. The revenue recognized as a result of this agreement is $29,006 out of the total $34,271 or 85% of total revenue and has been disclosed as revenues, related parties. Cost of revenues was $10,942 during the three months ended January 31, 2016 and 2015, respectively.

General and Administrative:

General and administrative expense was $59,778 and $21,624 for the three months ended January 31, 2016 and 2015, respectively. General and administrative expenses consisted of bank fees, SEC filing costs and costs associated with the pursuit of getting our stock traded on the OTCBB.

Officer Compensation:

Officer compensation expense was $49,606 and $60,000 for the three months ended January 31, 2016 and 2015, respectively. Officer compensation expense consisted mainly of a monthly fee of $10,000 to each of our two officers.

Professional Fees:

Professional fees expense was $67,575 and $47,090 for the three months ended January 31, 2016 and 2015, respectively. Professional fees consisted of legal, consulting, accounting and auditing costs necessary to prepare our public filings.

Net Operating Loss:

Net operating losses were $153,630 and $128,714 for the three months ended January 31, 2016 and 2015, respectively. Net operating losses consisted primarily of fees incurred in connection with the pursuit of listing of our Common Stock on the OTCBB and with establishing an account with our transfer agent, as well as legal and audit fees related to our SEC filing costs during the three months ended January 31, 2016 and 2015.

Other Income (Expense):

Other income was $582,728 for the three months ended January 31, 2016 compared to other expense of $37,000 for the three months ended January 31, 2015. For the three months ended January 31, 2016, other income consisted of a gain on the change in fair value of derivative liability in the amount of $763,083. Other expenses consisted of interest expense in the amount of $166,669 and the loss on debt conversion of $13,686. For the three months ended January 31, 2015, other income consisted of a gain on the settlement of debt in the amount of $2,070. Other expenses consisted of interest expense in the amount of $39,070.

Net Income / Loss:

Net income for the three months ended January 31, 2016 was $429,098, or $0.02 per share. Net loss for the three months ended January 31, 2015 was $165,714, or ($0.01) per share. Net loss consisted primarily of fees incurred in connection with the pursuit of listing of our Common Stock on the OTCBB and with establishing an account with our transfer agent, as well as legal and audit fees related to our SEC filing costs, along with the development of our software products, interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities, accumulated (deficit) and working capital (deficit) at January 31, 2016 and October 31, 2015.

	January 31,	October 31,
	2016	2015
Current Assets	$22,686	$51,824

Current Liabilities	$1,158,020	$1,851,638

Accumulated (Deficit)	$(5,189,886)	$(5,618,984)

Working Capital (Deficit)	$(1,135,334)	$(1,799,814)

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

Satisfaction of our Cash Obligations for the Next 12 Months

Our current cash on hand as of January 31, 2016 was $5,913, which is insufficient to meet our current monthly operating costs of approximately $30,000. As of January 31, 2016, we had current liabilities of $1,158,020.

We have net income and net cash used in operations of $429,098 and $50,632, respectively, for the three months ended January 31, 2016 and our stockholders’ deficit was $1,131,422, with an accumulated deficit of $5,189,886as of January 31, 2016.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the period ended January 31, 2016, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Contractual Obligations

As of January 31, 2016, we have no fixed contractual obligations or commitments that include future estimated payments.

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

As of January 31, 2016, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report because there was no segregation of the duties with only two members in our management team. Our board of directors has only two members. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2016, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended January 31, 2016, the Company granted 4,400,000 and issued 3,900,000 shares of common stock for consulting services. The fair value of the common stock issued was $58,575 based on the market price of the Company’s common stock on the date of grant. The 500,000 shares authorized but not issued is recorded as $1,500 (based on the market value on the date of grant) stock payable as of January 31, 2016.

During the three months ended January 31, 2016, the Company converted $71,205 of debt for 25,298,390 shares of common stock. Due to excess share issuance of 2,026,129, the Company recognized a loss on conversion of $13,686; the excess shares were valued based on fair market value on the date of conversion.

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

POCKET GAMES, INC.

Date: March 21, 2016	By:	/s/ David Lovatt
David Lovatt, Chief Executive Officer (Principal Executive Officer)

Date: March 21, 2016	By:	/s/ David Lovatt
David Lovatt, Chief Financial Officer and Principal Accounting Officer
31