Form 10-Q/A
period 2016-01-31
POCKET GAMES INC.
filed 2016-03-25
CIK 1591157

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

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016, filed with the Securities and Exchange Commission on March 31, 2016 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

POCKET GAMES, INC.

Date: March 25, 2016	By:	/s/ David Lovatt
David Lovatt, Chief Executive Officer (Principal Executive Officer)

Date: March 25, 2016	By:	/s/ David Lovatt
David Lovatt, Chief Financial Officer and Principal Accounting Officer