Form 10-Q
period 2016-04-30
POCKET GAMES INC.
filed 2018-09-04
CIK 1591157

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended April 30, 2016

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

Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No☐

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,866,897,522 shares of common stock are issued and outstanding as of August 27, 2018.

POCKET GAMES, INC.

FORM 10-Q

April 30, 2016

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

POCKET GAMES, INC.
CONDENSED BALANCE SHEETS

ASSETS

	April 30,	October 31,
	2016	2015
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$261	$24,404
Loan origination costs	—	25,675
Other assets	—	1,745

Total Current Assets	261	51,824

Fixed assets	—	4,420

TOTAL ASSETS	$261	$56,244

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$42,637	$49,834
Accrued expenses, related parties	14,643	13,224
Accrued expenses	45,341	31,762
Accrued compensation	17,806	131,923
Loans payable, related parties	13,906	14,781
Derivative liability	343,036	1,369,662
Convertible debenture, net of discount of
$124,160 and $298,497, respectively	573,152	240,452

Total Current Liabilities	1,050,521	1,851,638

TOTAL LIABILITIES	1,050,521	1,851,638

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 1,000,000,000 shares authorized
Preferred stock designated, Series AA, $0.0001 par value, 1,000 and -0-
shares issued and outstanding, respectively	—	—
Preferred stock designated, Series B, $0.0001 par value, -0- and 320,000
shares issued and outstanding, respectively	—	—
Preferred stock designated, Series C, $0.0001 par value, -0- and 270,000
shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value; 50,000,000,000 shares authorized,
273,651,647 and 24,339,929 shares issued and outstanding, respectively	27,365	2,434
Additional paid-in capital	4,658,245	3,821,210
Subscriptions payable	1,500	—
Accumulated deficit	(5,737,370)	(5,618,984)
Accumulated other comprehensive loss	—	(54)

Total Stockholders' Equity (Deficit)	(1,050,260)	(1,795,394)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$261	$56,244

The accompanying notes are an integral part of these unaudited financial statements.

POCKET GAMES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2016	2015	2016	2015

REVENUES

Revenues	$3,123	$—	$3,198	$—
Cost of revenues	—	—	(10,942)	—

Gross profit (loss)	3,123	—	(7,744)	—

OPERATING EXPENSES

General and administrative	160,282	19,343	179,999	40,967
Officer compensation	36,000	60,000	85,606	120,000
Professional fees	288,819	76,103	356,395	123,193

Total Operating Expenses	485,101	155,446	622,000	284,160

LOSS FROM OPERATIONS	(481,978)	(155,446)	(629,744)	(284,160)

OTHER INCOME (EXPENSES)

Gain on change in fair value of derivative liability	287,793	—	1,050,876	—
Interest expense	(232,542)	(54,701)	(399,211)	(93,771)
Gain (Loss) on settlement of debt	(126,617)	—	(140,303)	2,070

Total Other Income (Expenses)	(71,366)	(54,701)	511,362	(91,701)

NET LOSS BEFORE INCOME TAXES	(553,344)	(210,147)	(118,382)	(375,861)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(553,344)	$(210,147)	$(118,382)	$(375,861)

NET LOSS PER SHARE, BASIC AND FULLY DILUTED	$(0.00)	$(0.01)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING, BASIC AND FULLY DILUTED	130,880,609	17,035,681	78,773,387	16,515,580

The accompanying notes are an integral part of these unaudited financial statements.

POCKET GAMES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	April 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(118,382)	$(375,861)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of loan origination costs	11,047	5,894
Amortization of discount on convertible debenture	263,888	82,269
Addition of derivative warrants	139,242	—
Shares issued for services	315,075	87,505
(Gain) Loss on settlement of debt	140,303	(2,070)
Change in fair value of derivative liabilities	(1,050,876)	—
Changes in operating assets and liabilities:
Other current assets	1,745	—
Bank overdraft	—	3,814
Accounts payable	(7,196)	16,856
Accrued expenses, related parties	1,419	7,906
Accrued expenses	13,579	5,041
Accrued officer compensation	(114,117)	50,941
Deferred revenues	—	8,983

Net Cash Used by Operating Activities	(404,273)	(108,722)

CASH FLOWS FROM INVESTING ACTIVITIES

Net affect of unwinding of acquisitions	219,951	—

Net Cash Provided by Investing Activities	219,951	—

CASH FLOWS FROM FINANCING ACTIVITIES

Debt issuance costs	—	(6,000)
Payments on loans payable, related parties	(875)	(1,008)
Proceeds from sale of common stock	—	6,300
Proceeds from convertible debenture	161,000	109,000

Net Cash Provided by Financing Activities	160,125	108,292

Foreign currency translation	54	—

DECREASE IN CASH AND CASH EQUIVALENTS	(24,143)	(430)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,404	430

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$261	$—

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:

Stock issued for conversion of debt	$203,543	$27,000
Stock issued for accrued compensation	$—	$47,885
Discount on beneficial conversion feature of convertible debentures	$—	$89,602
Derivative settlements	$204,544	$—
Issuance of debt discounts	$89,552	$—
Accounts payable and warrants converted to notes payable	$216,339	$—

The accompanying notes are an integral part of these unaudited financial statements.

POCKET GAMES, INC.

Notes to Condensed Financial Statements

April 30, 2016

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

POCKET GAMES, INC.

Notes to Condensed Financial Statements

April 30, 2016

(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents at April 30, 2016 and October 31, 2015 were $261 and $24,404, respectively.

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

Loan Origination Costs

Loan origination costs consist of legal fees and the associated costs of debt financing. The costs are being amortized over the life of the debt associated with each cost. During the six months ended April 30, 2016, the Company recorded amortization expense of $22,047 which is included in interest expense on the statement of operations. As of April 30, 2016, the Company had $14,628 of unamortized loan origination costs.

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

Concentration of Revenue

Total revenue recognized were $3,198 and $-0- for the six months ended April 30, 2016 and 2015, respectively. The Company entered into a contract with a related party during the fiscal year ended October 31, 2015, whereby, the Company will perform testing on games and application. The revenue recognized as a result of this agreement is $-0- for the six months ended April 30, 2016 and 2015, respectively.

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred.

Research and Development

Expenditures for research and product development costs are expensed as incurred. The Company has expensed development costs of $-0- during the six months ended April 30, 2016 and 2015, respectively.

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

POCKET GAMES, INC.

Notes to Condensed Financial Statements

April 30, 2016

(Unaudited)

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company recognized $313,075 and $87,505 for services and compensation for the six months ended April 30, 2016 and 2015, respectively.

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

POCKET GAMES, INC.

Notes to Condensed Financial Statements

April 30, 2016

(Unaudited)

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

Note 2 - Going Concern

As shown in the accompanying financial statements, the Company has incurred continuous losses from operations, has an accumulated deficit of $5,737,370, has a negative working capital of $1,050,260 and has cash on hand of $261 as of April 30, 2016, and has generated minimal revenues to date, all of which are from a related party. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations through debt or equity investments, including loans from Officers and Directors. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

POCKET GAMES, INC.

Notes to Condensed Financial Statements

April 30, 2016

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of April 30, 2016 and October 31, 2015, respectively:

	Fair Value Measurements at April 30, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$261	$—	$—
Total assets	261	—	—
Liabilities
Loans payable, related parties	—	13,906	—
Convertible debentures, net of discount of $124,160	—	—	573,152
Derivative liabilities	—	—	343,036
Total Liabilities	—	(13,906)	(916,188)
	$261	$(13,906)	$(916,188)
	Fair Value Measurements at April 30, 2016
	Level 1	Level 2	Level 1
Assets
Cash	$24,404	$—	$—
Total assets	24,404	—	—
Liabilities
Loans payable, related parties	—	14,781	—
Convertible debentures, net of discount of $298,497	—	—	240,452
Derivative liabilities	—	—	1,369,662
Total liabilities	—	(14,781)	(1,610,114)
	$24,404	$(14,781)	$(1,610,114)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six months ended April 30, 2016 and the year ended October 31, 2015.

Level 2 liabilities consist of short term unsecured loans payable to related parties. No fair value adjustment was necessary during the six months ended April 30, 2016 and the year ended October 31, 2015.

Level 3 liabilities consist of a total of $587,780 of convertible debentures and related derivative liability of $343,036 as of April 30, 2016. Level 3 liabilities consist of a total of $240,452 of convertible debentures and related derivative liability of $1,369,662 as of October 31, 2015. A discount of $124,160 and $298,497 was recognized at April 30, 2016 and October 31, 2015, respectively.

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

POCKET GAMES, INC.

Notes to Condensed Financial Statements

April 30, 2016

(Unaudited)

On June 4, 2015, the Company issued 429,000 shares of common stock to an officer of the Company as payment for accrued compensation in lieu of cash. The fair value of the common stock was $19,305 based on the closing stock price of the Company’s common stock on the date of grant which is the best evidence of fair value.

On September 9, 2015, the Company issued 300,000 shares to employees of the Company as payment for compensation in lieu of cash. The fair value of the common stock was $50,550 based on closing stock price of the Company’s common stock on the date of grant which is the best evidence of fair value.

On October 20, 2015, the Company issued 1,000,000 shares to employees of the Company as payment for compensation in lieu of cash. The fair value of the common stock was $80,000 based on closing stock price of the Company’s common stock on the date of grant which is the best evidence of fair value.

Revenues

Total revenue recognized were $3,198 and $-0- for the six months ended April 30, 2016 and 2015, respectively. The Company entered into a contract with a related party during the fiscal year ended October 31, 2015, whereby, the Company will perform testing on games and applications. The revenue recognized as a result of this agreement is $-0- for the six months ended April 30, 1016 and 2015, respectively.

Employment Contracts

On October 4, 2013, the Company entered into two employment agreements with the two officers of the Company. Both agreements are for a term of three years and require monthly payments of $10,000 to each officer. Accrued compensation was $17,806 and $129,835 at April 30, 2016 and October 31, 2015, respectively.

Rents

The Company leases office space from a shareholder and consultant (the “Landlord”). The amounts due to the Landlord were $3,500 and $2,000 as of April 30, 2016 and October 31, 2015, respectively. These amounts are included in accrued expenses, related parties on the accompanying balance sheets.

Note 5 – Loans Payable, Related Parties

Loans payable, related parties, consists of the following at April 30, 2016 and October 31, 2015, respectively:

	April 30,	October 31,
	2016	2015
12% unsecured promissory note, bearing interest at 12% per annum from a related party, one of the Company’s Directors and Treasurer, maturing on December 31, 2014 (in default).	$9,500	$9,500
Miscellaneous loans, non-interest bearing, due on demand	4,406	5,281
	$13,906	$14,781

The Company recognized interest expense of $762 and $287 during the six months ended April 30, 2016 and 2015, respectively. No interest has been paid to date.

POCKET GAMES, INC.

Notes to Condensed Financial Statements

April 30, 2016

(Unaudited)

Note 6 – Convertible Debenture

Convertible debentures consist of the following at April 30, 2016 and October 31, 2015, respectively:

	April 30,	October 31,
	2016	2015

Originated June 8, 2015, unsecured $53,000 convertible promissory note, which carries an 8% interest rate and matures on March 8, 2016 (“Vis Vires Note #2”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. In the event of default, the minimum amount due is 150% x (outstanding principal plus unpaid interest), and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $4,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount on beneficial conversion feature of $-0- and $22,791, respectively). During the period ended January 31, 2016, the note holder elected to convert a total of $14,785 of principal in exchange for 6,247,581 shares; due to conversion within the terms of the note, no gain or loss was recognized.	$—	$30,209

Originated July 22, 2015, unsecured $38,000 convertible promissory note, which carries an 8% interest rate and matures on April 22, 2016 (“Vis Vires Note #3”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (51%) of the average of the three lowest closing bid prices of the Company’s common stock for the thirty (30) trading days prior to the conversion date. In the event of default, the minimum amount due is 150% x (outstanding principal plus unpaid interest), and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $3,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount on beneficial conversion feature of $-0- and $24,873, respectively).	—	13,127

Originated August 17, 2015, unsecured $48,000 convertible promissory note, which carries an 8% interest rate and matures on May 20, 2016 (“Vis Vires Note #4”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (51%) of the average of the three lowest closing bid prices of the Company’s common stock for the thirty (30) trading days prior to the conversion date. In the event of default, the minimum amount due is 150% x (outstanding principal plus unpaid interest), and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $5,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount on beneficial conversion feature of $-0- and $35,003, respectively).	—	12,997

Originated May 7, 2015, unsecured $10,000 convertible promissory note, which carries an 8% interest rate and matures on February 8, 2016 (“145 Carroll Note #1”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. (less unamortized discount on beneficial conversion feature of $686 and $2,311, respectively).	9,315	7,689

POCKET GAMES, INC.

Notes to Condensed Financial Statements

April 30, 2016

(Unaudited)

Originated August 26, 2015, unsecured $110,000 convertible promissory note, which carries a 10% interest rate and matures on May 8, 2016 (“JDF Note #3 – part of JDF Note #1”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. (less unamortized discount on beneficial conversion feature of $15,880 and $-0-, respectively).	48,400	—

Originated May 8, 2015, unsecured $110,000 convertible promissory note, which carries a 10% interest rate and matures on May 8, 2016 (“JDF Note #1”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $6,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $15,880 and $62,146, respectively). During the period ended April 30, 2016, the note holder elected to convert a total of $61,600 of principal in exchange for 7,700,000 shares; due to conversion within the terms of the note, no gain or loss was recognized.	—	47,854

Originated October 9, 2015, unsecured $61,600 convertible promissory note, which carries a 10% interest rate and matures on October 9, 2016 (“Second JDF Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest reported sales prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $6,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $36,182 and $57,897, respectively).	1,623	3,703

Originated January 5, 2016, unsecured $30,800 convertible promissory note ($8,000 received as of January 31, 2016), which carries a 8% interest rate and matures on January 5, 2017 (“Fourth JDF Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest reported sales prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $3,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $-0- and $-0-, respectively). In conjunction with this note, the company issued 1,512,500 common stock warrants with an exercise price of $0.011 per share with a term of 5 years.	8,000	—

Originated November 23, 2015, unsecured $200,000 convertible promissory note ($27,500 received as of January 31, 2016), which carries a one-time interest charge of 12%, and matures on November 23, 2017 (“Second JMJ Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trade price of the Company’s common stock for the twenty-five (25) trading days prior to the conversion date. (less unamortized discount due to derivative of $1,956 and $-0-, respectively).	25,544	—

POCKET GAMES, INC.

Notes to Condensed Financial Statements

April 30, 2016

(Unaudited)

Originated May 27, 2015, unsecured $74,500 convertible promissory note, which carries an 8% interest rate and matures on November 27, 2015 (“First Minerva Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $4,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount on beneficial conversion feature of $-0- and $3,563, respectively).	74,500	70,937

Originated June 29, 2015, unsecured $10,000 convertible promissory note, which carries an 8% interest rate and matures on February 28, 2016 (“Second Minerva Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. (less unamortized discount due to derivative of $2,688 and $2,974, respectively).	7,312	7,026

Originated July 9, 2015, unsecured $53,000 convertible promissory note, which carries a 10% interest rate and matures on July 9, 2016 (“First Essex Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the lowest closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date. The Company paid total debt issuance cost of $3,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $-0- and $17,160, respectively). During the period ended April 30, 2016, the note holder elected to convert a total of $53,000 of principal in exchange for 11,170,809 shares. Due to excess share issuance of 2,026,129, the Company recognized a loss on conversion of $13,686; the excess shares were valued based on fair market value on the date of conversion.	—	35,840

Originated August 4, 2015 unsecured $20,350 convertible promissory note, which carries an 8% interest rate and matures on August 6, 2016 (“First Abramowitz Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the (3) lowest closing prices of the Company’s common stock, or $0.00005 per share, for the ten (10) trading days prior to the conversion date. The Company paid total debt issuance cost of $2,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $9,048 and $15,457, respectively). In conjunction with this note, the company issued 203,500 common stock warrants with an exercise price of $0.011 per share with a term of 5 years.	10,814	4,893

Originated September 10, 2015, unsecured $30,250 convertible promissory note, which carries an 8% interest rate and matures on September 10, 2016 (“First Vigere Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the (3) lowest closing prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The Company paid total debt issuance cost of $2,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method.(less unamortized discount due to derivative of $16,229 and $26,035, respectively). In conjunction with this note, the company issued 298,029 common stock warrants (see note 7) with an exercise price of $0.11165 per share with a term of 5 years.	13,021	4,215

POCKET GAMES, INC.

Notes to Condensed Financial Statements

April 30, 2016

(Unaudited)

Originated October 15, 2015, unsecured $30,250 convertible promissory note, which carries an 8% interest rate and matures on October 15, 2016 (“Second Vigere Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the (3) lowest closing prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The Company paid total debt issuance cost of $2,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $19,024 and $28,298, respectively). In conjunction with this note, the company issued 263,043 common stock warrants (see note 7) with an exercise price of $0.1265 per share with a term of 5 years.	9,963	1,962

Originated February 8, 2016, unsecured $17,000 convertible promissory note, which carries a 10% interest rate and matures on February 8, 2017 (“Essex Global Note #2”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-two percent (42%) of the lowest closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date.	17,000	—

Originated February 8, 2016, unsecured $7,000 convertible promissory note, which carries a 10% interest rate and matures on February 8, 2017 (“Grant Note #1”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-two percent (42%) of the lowest closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date.	7,000	—

Originated February 8, 2016, unsecured $17,000 convertible promissory note, which carries a 10% interest rate and matures on February 8, 2017 (“Minerva Note #3”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-two percent (42%) of the lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.	7,312	—

Originated February 9, 2016, unsecured $143,995 convertible promissory note, which carries an 8% interest rate and is due on demand (“Polatoff Note #1”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-two percent (42%) of the lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.	143,995	—

Originated February 12, 2016, unsecured $130,007 convertible promissory note, which carries an 5% interest rate and matures on August 12, 2016 (“Crown Bridge Note #2”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-one percent (51%) of the lowest trading price of the Company’s common stock for the twenty (20) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.	104,752	—

Originated February 18, 2016, unsecured $26,500 convertible promissory note, which carries an 8% interest rate and matures on February 18, 2017 (“Crown Bridge Note #1”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-one percent (51%) of the lowest trading price of the Company’s common stock for the twenty (20) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.	25,369	—

POCKET GAMES, INC.

Notes to Condensed Financial Statements

April 30, 2016

(Unaudited)

Originated March 24, 2016, unsecured $48,000 convertible promissory note, which carries an 8% interest rate and matures on March 24, 2017 (“Vigere Capital Note #3”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the (3) lowest closing prices of the Company’s common stock for the ten (10) trading days prior to the conversion date.	6,917	—

Originated March 17, 2016, unsecured $66,550 convertible promissory note, which carries an 8% interest rate and matures on March 17, 2017 (“Vigere Capital Note #5”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the (3) lowest closing prices of the Company’s common stock for the ten (10) trading days prior to the conversion date.	57,343	—

Originated April 28, 2016, unsecured $10,000 loan, which carries a -0-% interest rate and matures on demand. The conversion feature is yet to be determined.	10,000	—

Convertible debenture	587,780	240,452
Less: current maturities of convertible debenture	(587,780)	(240,452)
Long term convertible debenture	$—	$—

The Company recognized interest expense in the amount of $12,006 and $5,041 for the six months ended April 30, 2016 and 2015, respectively, related to the convertible debentures above.

In addition, a total of $62,000 of debt issuance cost were incurred pursuant to the closings of the convertible debentures which are being amortized to interest expense over the term of the debentures using the straight line method, which approximate the effective interest method. The Company recorded a total of $22,047 of interest expense pursuant to the amortization of the issuance cost during the six months ended April 30, 2016.

In accordance with ASC 815-15, the Company determined that the variable conversion features and shares to be issued represented derivative features, and these are shown as derivative liabilities on the balance sheet. The Company calculated the fair value of the compound embedded derivative associated with the convertible debentures utilizing a lattice model.

The aforementioned accounting treatment resulted in a total debt discount equal to $124,160 as of April 30, 2016 and $298,497 for the year ended October 31, 2015. The discount is amortized on a straight line basis, which approximated the effective interest method due to the short term duration of the note, from the dates of issuance until the stated redemption date of the debts, as noted above. During the six months ended April 30, 2016 and 2015, the Company recorded debt amortization expense in the amount of $263,888 and $82,269, respectively, attributed to the aforementioned debt discount.

During the six months ended April 30, 2016, the Company converted accrued compensation of $143,995 and warrants of $66,550 into convertible debentures.

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

POCKET GAMES, INC.

Notes to Condensed Financial Statements

April 30, 2016

(Unaudited)

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $343,036 and $1,369,662 at April 30, 2016 and October 31, 2015, respectively. The change in fair value of the derivative liabilities resulted in a gain of $1,050,876 and $-0- for the six months ended April 30, 2016 and 2015, respectively, which has been reported as other income in the statements of operations.

The following presents the derivative liability value at April 30, 2016 and October 31, 2015, respectively:

	April 30,	October 31,
	2016	2015
Convertible notes	$320,479	$751,505
Warrants	22,557	618,157
	$343,036	$1,369,662

The following is a summary of changes in the fair market value of the derivative liability during the six months ended April 30, 2016:

Derivative
Liability
Total
Balance, October 31, 2015	$1,369,662
Increase in derivative value due to issuances of convertible promissory notes	89,552
Increase in derivative value due to issuances of Warrant	139,242
Decrease due to debt conversion	(204,544)
Change in fair market value of derivative liabilities due to the mark to market adjustment	(1,050,876)
Balance, April 30, 2016	$343,036

Key inputs and assumptions used to value the convertible debentures and warrants issued during the year ended October 31, 2015:

Convertible notes derivatives:

•	The stock price would fluctuate with the Company projected volatility. The stock price increased in this period ending 10/31/15 from $0.025 to $0.16.
•	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each note.
•	The derivative Investor Convertible Notes convert after 90-180 days at the lessor of 51% or 58% of the average 3 lows in 10 or 30 trading days or the fixed exercise price set at issuance subject to full ratchet reset provisions;
•	Capital raising events are a factor for this Notes full reset provisions.
•	An event of default at 15% - 24% interest rate would occur 0% of the time, increasing 1.00%per month to a maximum of 10% with a 150% penalty;
•	The company would redeem the notes (with a 120% – 135% – 145% penalty) projected initially at 0% of the time and increase monthly by 10.0% to a maximum of 50.0% (from alternative financing being available for a Redemption event to occur);and
•	The Holder would automatically convert the note at the maximum of 2 times the conversion price or the stock price if the registration was effective (assumed after 180 days) and the Company was not in default with the target conversion price dropping as maturity approaches.

Warrant derivatives:

•	The Warrants exercise prices are fixed and subject to full ratchet reset provisions;
•	The stock price would fluctuate with the Company projected volatility. The stock price increased in this period ending 10/31/15 from $0.025 to $0.16.

The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each note:

POCKET GAMES, INC.

Notes to Condensed Financial Statements

April 30, 2016

(Unaudited)

•	The Holder would exercise the Warrant as they become exercisable (effective registration is projected 90 days from issuance and the earliest exercise is projected 180 days from issuance) at target prices of 2 times the higher of the projected reset price or stock price.
•	Capital raising events (a single financing at 6 months from the issuance date) are a factor for these Warrants – full reset events projected to occur based on future stock issuance (quarterly) resulting in a reset exercise price.
•	No Warrants expired nor reset nor exercised in this period ending 10/31/15.

Key inputs and assumptions used to value the convertible debentures and warrants issued during the six months ended April 30, 2016:

Convertible notes derivatives:

•	The stock price of $0.10 - $0.0056 would fluctuate with the Company projected volatility
•	The derivative Investor Convertible Notes convert after 90 – 180 days at the lessor of 51% or 58% of the average 3 lows in 10 or 30 trading days or the fixed exercise price set at issuance subject to full ratchet reset provisions.
•	Capital raising events are a factor for this Note full reset provisions.
•	An event of default at 15% - 24% interest rate would occur 0% of the time, increasing 1.00% per month to a maximum of 10% with a 150% penalty.
•	The projected volatility curve from annualized analysis for each valuation period was based on the historical volatility (171% - 366%) of the Company and the term for each note.
•	The company would redeem the notes (with a 120% – 135% – 145% penalty) projected initially at 0% of the time and increase monthly by 10.0% to a maximum of 50.0% (from alternative financing being available for a Redemption event to occur);and
•	The Holder would automatically convert the note at the maximum of 2 times the conversion price or the stock price if the registration was effective (assumed after 180 days) and the Company was not in default with the target conversion price dropping as maturity approaches.

Warrant derivatives:

•	The stock price would fluctuate with the Company projected volatility. The stock price increased in this period ending 10/31/15 from $0.10 to $0.0056.
•	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility (171% - 366%) of the Company and the term remaining for each note
•	The Holder would exercise the Warrant as they become exercisable (effective registration is projected 90 days from issuance and the earliest exercise is projected 180 days from issuance) at target prices of 2 times the higher of the projected reset price or stock price.
•	Capital raising events (a single financing at 6 months from the issuance date) are a factor for these Warrants – full reset events projected to occur based on future stock issuance (quarterly) resulting in a reset exercise price.
•	The Warrants with the fixed exercise prices subject to full ratchet reset provisions.
•	No Warrants expired nor exercised in this period ending 4/30/16.

Note 8 – Changes in Stockholders’ Equity (Deficit)

Authorized Shares, Common Stock

The Company is authorized to issue 50,000,000,000 shares of $0.0001 par value common stock. As of April 30, 2016, there were 273,643,632 shares issued and outstanding.

Authorized Shares, Preferred Stock

The Company is also authorized to issue 1,000,000,000 shares of its preferred stock. On April 25, 2014, the Company designated (the “Designation”) a series of our preferred stock as Series A Preferred Stock, (“Series A Preferred Stock”) and issued 1,000 shares of the Series A Preferred Stock to its chief executive officer and sole director.

POCKET GAMES, INC.

Notes to Condensed Financial Statements

April 30, 2016

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

The following table summarizes the changes in options outstanding as of October 31, 2015 and April 30, 2016:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of October 31, 2015	500,000	$0.20
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at April 30, 2016	500,000	$0.20

POCKET GAMES, INC.

Notes to Condensed Financial Statements

April 30, 2016

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

Common Stock Warrants, for the Period Ending April 30, 2016

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

The following table summarizes the changes in warrants outstanding as of October 31, 2015 and April 30, 2016:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of October 31, 2015	9,243,968	$0.019
Granted	1,512,500	0.002
Exercised	—	—
Cancelled	—	—
Outstanding at April 30, 2016	10,756,468	$0.021

POCKET GAMES, INC.

Notes to Condensed Financial Statements

April 30, 2016

(Unaudited)

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

Common Stock Issuances, for the Period Ending April 30, 2016

During the six months ended April 30, 2016, the Company granted 29,900,000 and issued 29,400,000 shares of common stock for consulting services. The fair value of the common stock issued was $313,375 based on the market price of the Company’s common stock on the date of grant. The 500,000 shares authorized but not issued is recorded as $1,500 (based on the market value on the date of grant) stock payable as of April 30, 2016.

Settlement of convertible debt, for the Period Ending April 30, 2016

During the six months ended April 30, 2016, the Company converted $203,543 of debt for 219,911,718 shares of common stock. Due to excess share issuance, the Company recognized a loss on conversion of $140,304; the excess shares were valued based on fair market value on the date of conversion.

Note 9 – Subsidiaries

As disclosed in our Form 8-K filed with the Securities and Exchange Commission, we issued a total of 400,000 shares of our Series B Convertible Preferred Stock in connection with our acquisition of 80% of the Class A common stock and 100% of the Class B common stock of Social Technology Holdings, Inc. (“STH”), and reserved an additional 80,000 shares of our Class B voting Convertible Preferred Stock for issuance in a contemplated merger transaction to acquire the 20% minority interest in the STH Class A common stock. STH is the owner and operator of “Viximo”, a software platform that allows game providers to access multiple websites from a single source API.”

As disclosed in our Form 8-K filed with the Securities and Exchange Commission, we issued a total of 270,000 shares of our Series C Convertible Preferred Stock and a $3,960,000 convertible note due March 31, 2019 in connection with our acquisition of 100% of the outstanding common stock of Kicksend Holdings, Inc., a Delaware corporation (“Kicksend”). Kicksend is engaged in the business of file storage and sharing in real-time on digital platforms, including desktop, mobile and webapps, to permit users to organize, download and sent storage files.

Under the terms of these acquisitions, the Company was to receive full financial disclosure  in order to maintain its ‘fully reporting’ status with the SEC. Subsequent to the closing, neither acquisition target was able to provide full financial disclosure and Pocket Games’ attorney opined that this was a material breach of the contracts and the acquisitions described above were unwound. This resulted in the unwinding, return, and cancellation of all items related to the acquisitions. The total net effect of this transaction resulted in $219,951 for the period ended April 30, 2016. There was no gain or loss associated with these transactions.

Note 10 – Commitments and Contingencies

Intellectual Property Purchase Agreement

On February 12, 2014, the Company entered into an Intellectual Property Purchase Agreement, whereby the Company purchased from the seller a certain software game application. Subject to the terms and conditions of this Agreement, the Company issued to the seller 1,500,000 shares of common shares. Additionally, the Company agreed to pay to the Seller the cost for development and modification of $40,000, of which $20,000 was paid during the year ended October 31, 2014. The remaining balance of $20,000 shall be paid as the work passes through quality control.

Note 11 – Subsequent Events

Subsequent to April 30, 2016, the Company issued a total of 7,593,253,875 shares of common stock.

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

From inception on October 4, 2013, through April 30, 2016, we incurred an accumulated deficit of $5,,739,313, including development costs, professional fees, general and administrative fees and interest expense. We have funded our operation through our revenue and through the sale of common stock to our two officers, and 35 non-affiliated investors.

As of April 30, 2016, we had cash on hand of $261 which is not sufficient to pay for our operating costs. If we are unable to generate sufficient revenues or raise additional monies to fund our operations we will be unable to complete development of our products and may be forced to cease operations.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2016 AND 2015:

Revenues:

Total revenue recognized were $3,123 and $-0- for the three months ended April 30, 2016 and 2015, respectively. Total revenue recognized were $3,198 and $-0- for the six months ended April 30, 2016 and 2015, respectively. The Company entered into a contract with a related party during the fiscal year ended October 31, 2015, whereby, the Company will perform testing on games and application. Cost of revenues was $10,942 and $-0- during the six months ended April 30, 2016 and 2015, respectively.

General and Administrative:

General and administrative expense was $160,282 and $19,343 for the three months ended April 30, 2016 and 2015, respectively. General and administrative expense was $179,999 and $40,967 for the six months ended April 30, 2016 and 2015, respectively. General and administrative expenses consisted of bank fees, SEC filing costs and costs associated with the pursuit of getting our stock traded on the OTCBB.

Officer Compensation:

Officer compensation expense was $36,000 and $60,000 for the three months ended April 30, 2016 and 2015, respectively. Officer compensation expense was $85,606 and $120,000 for the six months ended April 30, 2016 and 2015, respectively. Officer compensation expense consisted mainly of a monthly fee of $10,000 to each of our two officers.

Professional Fees:

Professional fees expense was $288,819 and $76,103 for the three months ended April 30, 2016 and 2015, respectively. Professional fees expense was $356,395 and $123,193 for the six months ended April 30, 2016 and 2015, respectively. Professional fees consisted of legal, consulting, accounting and auditing costs necessary to prepare our public filings.

Net Operating Loss:

Net operating losses were $481,978 and $155,446 for the three months ended April 30, 2016 and 2015, respectively. Net operating losses were $629,744 and $284,160 for the six months ended April 30, 2016 and 2015, respectively. Net operating losses consisted primarily of fees incurred in connection with the pursuit of listing of our Common Stock on the OTCBB and with establishing an account with our transfer agent, as well as legal and audit fees related to our SEC filing costs during the six months ended April 30, 2016 and 2015.

Other Income (Expense):

Other expense was $71,366 for the three months ended April 30, 2016 compared to other expense of $54,701 for the three months ended April 30, 2015. Other income was $511,362 for the six months ended April 30, 2016 compared to other expense of $91,701 for the six months ended April 30, 2015. For the six months ended April 30, 2016, other income consisted of a gain on the change in fair value of derivative liability in the amount of $1,050,876. Other expenses consisted of interest expense in the amount of $399,211 and the loss on settlement of debt of $140,303. For the six months ended April 30, 2015, other income consisted of a gain on the settlement of debt in the amount of $2,070. Other expenses consisted of interest expense in the amount of $93,771.

Net Income / Loss:

Net loss for the three months ended April 30, 2016 was $553,344, or ($0.00) per share. Net loss for the three months ended April 30, 2015 was $210,147, or ($0.01) per share. Net loss for the six months ended April 30, 2016 was $118,382, or ($0.00) per share. Net loss for the six months ended April 30, 2015 was $375,861, or ($0.02) per share. Net loss consisted primarily of fees incurred in connection with the pursuit of listing of our Common Stock on the OTCBB and with establishing an account with our transfer agent, as well as legal and audit fees related to our SEC filing costs, along with the development of our software products, interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities, accumulated (deficit) and working capital (deficit) at April 30, 2016 and October 31, 2015.

	April 30,	October 31,
	2016	2015
Current Assets	$261	$51,824
Current Liabilities	$1,050,521	$1,851,638
Accumulated (Deficit)	$(5,737,370)	$(5,618,984)
Working Capital (Deficit)	$(1,050,260)	$(1,799,814)

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

Satisfaction of our Cash Obligations for the Next 12 Months

Our current cash on hand as of April 30, 2016 was $261, which is insufficient to meet our current monthly operating costs of approximately $30,000. As of April 30, 2016, we had current liabilities of $1,050,521.

We had net loss and net cash used in operations of $118,382 and $404,273, respectively, for the six months ended April 30, 2016 and our working capital deficit was $1,050,260, with an accumulated deficit of $5,737,370 as of April 30, 2016.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the period ended April 30, 2016, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Contractual Obligations

As of April 30, 2016, we have no fixed contractual obligations or commitments that include future estimated payments.

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

As of April 30, 2016, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report because there was no segregation of the duties with only two members in our management team. Our board of directors has only two members. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2016, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended April 30, 2016, the Company granted 29,900,000 and issued 29,400,000 shares of common stock for consulting services. The fair value of the common stock issued was $313,375 based on the market price of the Company’s common stock on the date of grant. The 500,000 shares authorized but not issued is recorded as $1,500 (based on the market value on the date of grant) stock payable as of April 30, 2016.

During the six months ended April 30, 2016, the Company converted $203,543 of debt for 219,911,718 shares of common stock. Due to excess share issuance, the Company recognized a loss on conversion of $140,304; the excess shares were valued based on fair market value on the date of conversion.

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

POCKET GAMES, INC.

Date: August __, 2018	By:	/s/ David Lovatt
David Lovatt, Chief Executive Officer (Principal Executive Officer)

Date: August __, 2018	By:	/s/ David Lovatt
David Lovatt, Chief Financial Officer and Principal Accounting Officer

