Form 10-Q
period 2016-07-31
POCKET GAMES INC.
filed 2018-09-12
CIK 1591157

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended July 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,866,905,522 shares of common stock are issued and outstanding as of September 11, 2018.

POCKET GAMES, INC.

FORM 10-Q

July 31, 2016

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

POCKET GAMES, INC.
CONDENSED BALANCE SHEETS

ASSETS

	July 31,	October 31,
	2016	2015
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$13	$24,404
Loan origination costs	—	25,675
Other assets	—	1,745

Total Current Assets	13	51,824

Fixed assets	—	4,420

TOTAL ASSETS	$13	$56,244

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$43,709	$49,834
Accrued expenses, related parties	15,062	13,224
Accrued expenses	56,752	31,762
Accrued compensation	28,023	131,923
Loans payable, related parties	36,106	14,781
Derivative liability	374,356	1,369,662
Convertible debenture, net of discount of
$101,534 and $298,497, respectively	661,119	240,452

Total Current Liabilities	1,215,127	1,851,638

TOTAL LIABILITIES	1,215,127	1,851,638

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 1,000,000,000 shares authorized
Preferred stock designated, Series AA, $0.0001 par value, 1,000 and -0-
shares issued and outstanding, respectively	—	—
Preferred stock designated, Series B, $0.0001 par value, -0- and 320,000
shares issued and outstanding, respectively	—	—
Preferred stock designated, Series C, $0.0001 par value, -0- and 270,000
shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value; 50,000,000,000 shares authorized,
647,701,647 and 24,339,929 shares issued and outstanding, respectively	64,770	2,434
Additional paid-in capital	4,722,133	3,821,210
Subscriptions payable	1,500	—
Accumulated deficit	(6,003,517)	(5,618,984)
Accumulated other comprehensive loss	—	(54)

Total Stockholders' Equity (Deficit)	(1,215,114)	(1,795,394)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$13	$56,244

The accompanying notes are an integral part of these unaudited financial statements.

POCKET GAMES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	July 31,		July 31,
	2016	2015	2016	2015

REVENUES

Revenues, related parties	$102	$—	$3,300	$—
Cost of revenues	—	—	(10,942)	—

Gross profit (loss)	102	—	(7,642)	—

OPERATING EXPENSES

General and administrative	40,268	47,417	220,267	88,385
Officer compensation	30,000	60,000	115,606	180,000
Professional fees	33,541	14,046	389,936	137,239

Total Operating Expenses	103,809	121,463	725,809	405,624

LOSS FROM OPERATIONS	(103,707)	(121,463)	(733,451)	(405,624)

OTHER INCOME (EXPENSES)

Gain (Loss) on change in fair value of derivative liability	189,055	(763,148)	1,239,931	(763,148)
Interest expense	(331,513)	(280,235)	(730,724)	(374,006)
Loss on settlement of debt	(19,982)	(26,530)	(160,285)	(24,460)

Total Other Income (Expenses)	(162,440)	(1,069,913)	348,922	(1,161,614)

NET LOSS BEFORE INCOME TAXES	(266,147)	(1,191,376)	(384,529)	(1,567,238)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	$(266,147)	$(1,191,376)	$(384,529)	$(1,567,238)

NET LOSS PER SHARE, BASIC AND FULLY DILUTED	$(0.00)	$(0.06)	$(0.00)	$(0.09)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING, BASIC AND FULLY DILUTED	363,995,274	20,776,308	235,314,747	17,951,430

The accompanying notes are an integral part of these unaudited financial statements.

POCKET GAMES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	July 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(384,529)	$(1,567,238)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of loan origination costs	8,277	14,314
Amortization of discount on convertible debenture	684,649	166,487
Amortization of original issue discount	—	1,460
Amortization of derivative liabilities	—	12,888
Shares issued for services	315,075	95,455
Interest expense for note derivative	—	3,850
Interest expense for warrants derivative	—	164,434
(Gain) Loss on settlement of debt	160,285	—
(Gain) Loss on change in fair value of derivative liabilities	(1,239,931)	763,148
Changes in operating assets and liabilities:
Other current assets	1,745	—
Accounts payable	(5,322)	12,208
Accrued expenses, related parties	1,840	8,193
Accrued expenses	24,990	6,676
Accrued officer compensation	(103,900)	16,891
Deferred revenues	—	8,983

Net Cash Used by Operating Activities	(536,821)	(292,251)

CASH FLOWS FROM INVESTING ACTIVITIES

Net affect of unwinding of acquisitions	219,951	—

Net Cash Provided by Investing Activities	219,951	—

CASH FLOWS FROM FINANCING ACTIVITIES

Loan origination costs	—	(29,500)
Original issue discount on promissory notes	—	(8,100)
Payments on convertible debt	(27,500)	(76,000)
Payments on loans payable, related parties	(10,875)	(5,500)
Proceeds from loans payable, related parties	17,000	4,492
Proceeds from sale of common stock	—	12,300
Proceeds from convertible debenture	313,800	437,600

Net Cash Provided by Financing Activities	292,425	335,292

Foreign currency translation	54	—

DECREASE IN CASH AND CASH EQUIVALENTS	(24,391)	43,041

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,404	430

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13	$43,471

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:

Derivative on convertible notes	$154,595	$56,000
Stock issued for conversion of debt	$245,532	$50,168
Stock issued for accrued compensation	$—	$67,190
Discount on beneficial conversion feature of convertible debentures	$—	$343,458
Stock issued for stock payable	$—	$10,878
Derivative settlements	$243,866	$—
Issuance of debt discounts	$333,896	$—
Accounts payable and warrants converted to notes payable	$216,339	$—

The accompanying notes are an integral part of these unaudited financial statements.

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2016

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

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2016

(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents at July 31, 2016 and October 31, 2015 were $13 and $24,404, respectively.

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

Loan Origination Costs

Loan origination costs consist of legal fees and the associated costs of debt financing. The costs are being amortized over the life of the debt associated with each cost. During the nine months ended July 31, 2016, the Company recorded amortization expense of $8,277 which is included in interest expense on the statement of operations. As of July 31, 2016, the Company had $17,398 of unamortized loan origination costs.

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

Concentration of Revenue

Total revenue recognized were $3,300 and $-0- for the nine months ended July 31, 2016 and 2015, respectively. The Company entered into a contract with a related party during the fiscal year ended October 31, 2015, whereby, the Company will perform testing on games and application. The revenue recognized as a result of this agreement is $-0- for the nine months ended July 31, 2016 and 2015, respectively.

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred.

Research and Development

Expenditures for research and product development costs are expensed as incurred. The Company has expensed development costs of $-0- during the nine months ended July 31, 2016 and 2015, respectively.

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

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2016

(Unaudited)

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company recognized $315,075 and $95,455 for services and compensation for the nine months ended July 31, 2016 and 2015, respectively.

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

July 31, 2016

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

Note 2 - Going Concern

As shown in the accompanying financial statements, the Company has incurred continuous losses from operations, has an accumulated deficit of $6,003,517, has a negative working capital of $1,215,114 and has cash on hand of $13 as of July 31, 2016, and has generated minimal revenues to date, all of which are from a related party. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations through debt or equity investments, including loans from Officers and Directors. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

Note 3 - Fair Value of Financial Instruments

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

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2016

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of July 31, 2016 and October 31, 2015, respectively:

	Fair Value Measurements at July 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$13	$—	$—
Total assets	13	—	—
Liabilities
Loans payable, related parties	—	36,106	—
Convertible debentures, net of discount of $101,534	—	—	661,119
Derivative liabilities	—	—	374,356
Total Liabilities	—	(36,106)	(1,034,475)
	$13	$(36,106)	$(1,034,475)

	Fair Value Measurements at October 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$24,404	$—	$—
Total assets	24,404	—	—
Liabilities
Loans payable, related parties	—	14,781	—
Convertible debentures, net of discount of $298,497	—	—	240,452
Derivative liabilities	—	—	1,369,662
Total liabilities	—	(14,781)	(1,610,114)
	$24,404	$(14,781)	$(1,610,114)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended July 31, 2016 and the year ended October 31, 2015.

Level 2 liabilities consist of short term unsecured loans payable to related parties. No fair value adjustment was necessary during the nine months ended July 31, 2016 and the year ended October 31, 2015.

Level 3 liabilities consist of a total of $661,119 of convertible debentures and related derivative liability of $374,356 as of July 31, 2016. Level 3 liabilities consist of a total of $240,452 of convertible debentures and related derivative liability of $1,369,662 as of October 31, 2015. A discount of $101,534 and $298,497 was recognized at July 31, 2016 and October 31, 2015, respectively.

Note 4 - Related Party Transactions

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

July 31, 2016

(Unaudited)

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

Revenues

Total revenue recognized were $3,300 and $-0- for the nine months ended July 31, 2016 and 2015, respectively. The Company entered into a contract with a related party during the fiscal year ended October 31, 2015, whereby, the Company will perform testing on games and applications. The revenue recognized as a result of this agreement is $-0- for the nine months ended July 31, 2016 and 2015, respectively.

Employment Contracts

On October 4, 2013, the Company entered into two employment agreements with the two officers of the Company. Both agreements are for a term of three years and require monthly payments of $10,000 to each officer. Accrued compensation was $28,023 and $131,923 at July 31, 2016 and October 31, 2015, respectively.

Rents

The Company leases office space from a shareholder and consultant (the “Landlord”). The amounts due to the Landlord were $3,500 and $2,000 as of July 31, 2016 and October 31, 2015, respectively. These amounts are included in accrued expenses, related parties on the accompanying balance sheets.

Note 5 - Loans Payable, Related Parties

Loans payable, related parties, consists of the following at July 31, 2016 and October 31, 2015, respectively:

	July 31,	October 31,
	2016	2015
12% unsecured promissory note, bearing interest at 12% per annum from a related party, one of the Company’s Directors and Treasurer, maturing on December 31, 2014 (in default).	$9,500	$9,500
Miscellaneous loans, non-interest bearing, due on demand	26,606	5,281
	$36,106	$14,781

The Company recognized interest expense of $1,183 and $853 during the nine months ended July 31, 2016 and 2015, respectively. No interest has been paid to date.

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2016

(Unaudited)

Note 6 - Convertible Debenture

Convertible debentures consist of the following at July 31, 2016 and October 31, 2015, respectively:

	July 31,	October 31,
	2016	2015

Originated June 8, 2015, unsecured $53,000 convertible promissory note, which carries an 8% interest rate and matures on March 8, 2016 (“Vis Vires Note #2”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. In the event of default, the minimum amount due is 150% x (outstanding principal plus unpaid interest), and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $4,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount of $-0- and $22,791, respectively).	$—	$30,209

Originated July 22, 2015, unsecured $38,000 convertible promissory note, which carries an 8% interest rate and matures on April 22, 2016 (“Vis Vires Note #3”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (51%) of the average of the three lowest closing bid prices of the Company’s common stock for the thirty (30) trading days prior to the conversion date. In the event of default, the minimum amount due is 150% x (outstanding principal plus unpaid interest), and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $3,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount of $-0- and $24,873, respectively).	—	13,127

Originated August 17, 2015, unsecured $48,000 convertible promissory note, which carries an 8% interest rate and matures on May 20, 2016 (“Vis Vires Note #4”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (51%) of the average of the three lowest closing bid prices of the Company’s common stock for the thirty (30) trading days prior to the conversion date. In the event of default, the minimum amount due is 150% x (outstanding principal plus unpaid interest), and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $5,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount of $-0- and $35,003, respectively).	—	12,997

Originated May 7, 2015, unsecured $10,000 convertible promissory note, which carries an 8% interest rate and matures on February 8, 2016 (“145 Carroll Note #1”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.(less unamortized discount of $-0- and $2,311, respectively).	10,000	7,689

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2016

(Unaudited)

Originated May 8, 2015, unsecured $110,000 convertible promissory note, which carries a 10% interest rate and matures on May 8, 2016 (“JDF Note #1”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $6,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $5,447 and $62,146, respectively).	—	47,854

Originated August 26, 2015, unsecured $110,000 convertible promissory note, which carries a 10% interest rate and matures on May 8, 2016 (“JDF Note #3 – part of JDF Note #1”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.	48,400	—

Originated October 9, 2015, unsecured $61,600 convertible promissory note, which carries a 10% interest rate and matures on October 9, 2016 (“JDF Note #2”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest reported sales prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $6,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $20,698 and $57,897, respectively).	4,442	3,703

Originated January 5, 2016, unsecured $30,800 convertible promissory note ($8,000 received as of January 31, 2016), which carries a 8% interest rate and matures on January 5, 2017 (“JDF Note #4”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest reported sales prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $3,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $-0- and $-0-, respectively). In conjunction with this note, the company issued 1,512,500 common stock warrants with an exercise price of $0.011 per share with a term of 5 years.	8,000	—

Originated May 27, 2015, unsecured $74,500 convertible promissory note, which carries an 8% interest rate and matures on November 27, 2015 (“Minerva Note #1”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $4,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount of $-0- and $3,563, respectively).	74,500	70,937

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2016

(Unaudited)

Originated June 29, 2015, unsecured $10,000 convertible promissory note, which carries an 8% interest rate and matures on February 28, 2016 (“Minerva Note #2”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. (less unamortized discount due to derivative of $408 and $2,974, respectively).	9,592	7,026

Originated July 9, 2015, unsecured $53,000 convertible promissory note, which carries a 10% interest rate and matures on July 9, 2016 (“First Essex Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the lowest closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date. The Company paid total debt issuance cost of $3,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $-0- and $17,160, respectively).	—	35,840

Originated August 4, 2015 unsecured $20,350 convertible promissory note, which carries an 8% interest rate and matures on August 6, 2016 (“First Abramowitz Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the (3) lowest closing prices of the Company’s common stock, or $0.00005 per share, for the ten (10) trading days prior to the conversion date. The Company paid total debt issuance cost of $2,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $3,933 and $15,457, respectively). In conjunction with this note, the company issued 203,500 common stock warrants with an exercise price of $0.011 per share with a term of 5 years.	16,394	4,893

Originated September 10, 2015, unsecured $30,250 convertible promissory note, which carries an 8% interest rate and matures on September 10, 2016 (“Vigere Capital Note #1”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the (3) lowest closing prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The Company paid total debt issuance cost of $2,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $8,625 and $26,035, respectively). In conjunction with this note, the company issued 298,029 common stock warrants (see note 7) with an exercise price of $0.11165 per share with a term of 5 years.	21,316	4,215

Originated October 15, 2015, unsecured $30,250 convertible promissory note, which carries an 8% interest rate and matures on October 15, 2016 (“Vigere Capital Note #2”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the (3) lowest closing prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The Company paid total debt issuance cost of $2,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $11,588 and $28,298, respectively). In conjunction with this note, the company issued 263,043 common stock warrants (see note 7) with an exercise price of $0.1265 per share with a term of 5 years.	18,090	1,962

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2016

(Unaudited)

Originated February 8, 2016, unsecured $17,000 convertible promissory note, which carries a 10% interest rate and matures on February 8, 2017 (“Essex Global Note #2”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-two percent (42%) of the lowest closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date.	17,000	—

Originated February 8, 2016, unsecured $7,000 convertible promissory note, which carries a 10% interest rate and matures on February 8, 2017 (“Grant Note #1”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-two percent (42%) of the lowest closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date.	7,000	—

Originated February 8, 2016, unsecured $17,000 convertible promissory note, which carries a 10% interest rate and matures on February 8, 2017 (“Minerva Note #3”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-two percent (42%) of the lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.	17,000	—

Originated February 9, 2016, unsecured $143,995 convertible promissory note, which carries an 8% interest rate and is due on demand (“Polatoff Note #1”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-two percent (42%) of the lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.	143,995	—

Originated February 12, 2016, unsecured $130,007 convertible promissory note, which carries an 5% interest rate and matures on August 12, 2016 (“Crown Bridge Note #2”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-one percent (51%) of the lowest trading price of the Company’s common stock for the twenty (20) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.	69,342	—

Originated February 18, 2016, unsecured $26,500 convertible promissory note, which carries an 8% interest rate and matures on February 18, 2017 (“Crown Bridge Note #1”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-one percent (51%) of the lowest trading price of the Company’s common stock for the twenty (20) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. (less unamortized discount due to derivative of $754 and $-0-, respectively).	25,746	—

Originated March 24, 2016, unsecured $60,500 convertible promissory note, which carries an 8% interest rate and matures on March 24, 2017 (“Vigere Capital Note #3”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the (3) lowest closing prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. (less unamortized discount due to derivative of $32,318 and $-0-, respectively).	28,182	—

Originated March 17, 2016, unsecured $66,550 convertible promissory note, which carries an 8% interest rate and matures on March 17, 2017 (“Vigere Capital Note #5”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the (3) lowest closing prices of the Company’s common stock for the ten (10) trading days prior to the conversion date.	45,655	—

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2016

(Unaudited)

Originated May 4, 2016, unsecured $30,000 convertible promissory note, which carries a 10% interest rate and matures on May 4, 2017 (“Essex Note #3”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the lowest closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date. (less unamortized discount due to derivative of $3,366 and $-0-, respectively).	26,634	—

Originated May 19, 2016, unsecured $55,000 convertible promissory note, which carries a 10% interest rate and matures on May 19, 2017 (“JDF Note #5”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest reported sale price of the Company’s common stock for the twenty (20) trading days prior to the conversion date. The note carries a fifteen percent (15%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $6,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $3,740 and $-0-, respectively).	51,260	—

Originated June 13, 2016, unsecured $11,100 convertible promissory note, which carries a 10% interest rate and matures on June 13, 2017 (“Grant Note #2”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-two percent (42%) of the lowest closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date.	11,100	—

Originated June 24, 2016, unsecured $27,500 convertible promissory note, which carries a 12.5% interest rate and matures on June 24, 2017 (“Essex Note #5”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the lowest closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date. (less unamortized discount due to derivative of $4,114 and $-0-, respectively).	23,386	—

Originated June 30, 2016, unsecured $11,500 convertible promissory note, which carries an 8% interest rate and matures on June 30, 2017 (“Crown Bridge Note #3”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-one percent (51%) of the lowest trading price of the Company’s common stock for the twenty (20) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. (less unamortized discount due to derivative of $1,122 and $-0-, respectively).	10,378	—

Convertible debenture, net	661,119	240,452
Less: current maturities of convertible debenture, net	(661,119)	(240,452)
Long term convertible debenture	$—	$—

The Company recognized interest expense in the amount of $36,188 and $9,721 for the nine months ended July 31, 2016 and 2015, respectively, related to the convertible debentures above.

In addition, a total of $62,000 of debt issuance cost were incurred pursuant to the closings of the convertible debentures which are being amortized to interest expense over the term of the debentures using the straight line method, which approximate the effective interest method. The Company recorded a total of $24,371 of interest expense pursuant to the amortization of the issuance cost during the nine months ended July 31, 2016.

In accordance with ASC 815-15, the Company determined that the variable conversion features and shares to be issued represented derivative features, and these are shown as derivative liabilities on the balance sheet. The Company calculated the fair value of the compound embedded derivative associated with the convertible debentures utilizing a lattice model.

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2016

(Unaudited)

The aforementioned accounting treatment resulted in a total debt discount equal to $101,534 as of July 31, 2016 and $298,497 for the year ended October 31, 2015. The discount is amortized on a straight line basis, which approximated the effective interest method due to the short term duration of the note, from the dates of issuance until the stated redemption date of the debts, as noted above. During the nine months ended July 31, 2016 and 2015, the Company recorded debt amortization expense in the amount of $351,558 and $166,487, respectively, attributed to the aforementioned debt discount.

During the nine months ended July 31, 2016, the Company converted accrued compensation of $143,995 and warrants of $66,550 into convertible debentures.

During the nine months ended July 31, 2016, a total of $245,532 of debt and accrued interest was converted into 593,961,718 shares of the Company’s common stock. As a result, a loss of $160,285 was recognized.

Note 7 - Derivative Liability

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $374,356 and $1,369,662 at July 31, 2016 and October 31, 2015, respectively. The change in fair value of the derivative liabilities resulted in a gain of $1,239,931 and a loss of $763,148 for the nine months ended July 31, 2016 and 2015, respectively, which has been reported as other income in the statements of operations.

The following presents the derivative liability value at July 31, 2016 and October 31, 2015, respectively:

	July 31,	October 31,
	2016	2015
Convertible notes	$225,877	$751,505
Warrants	148,479	618,157
	$374,356	$1,369,662

The following is a summary of changes in the fair market value of the derivative liability during the nine months ended July 31, 2016:

Derivative
Liability
Total
Balance, October 31, 2015	$1,369,662
Increase in derivative value due to issuances of convertible promissory notes	154,595
Increase in derivative value due to issuances of Warrant	333,896
Decrease due to debt conversion	(243,866)
Change in fair market value of derivative liabilities due to the mark to market adjustment	(1,239,931)
Balance, July 31, 2016	$374,356

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2016

(Unaudited)

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

Key inputs and assumptions used to value the convertible debentures and warrants issued during the nine months ended July 31, 2016:

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

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2016

(Unaudited)

Warrant derivatives:

•	The stock price would fluctuate with the Company projected volatility. The stock price increased in this period ending 10/31/15 from $0.10 to $0.0056.
•	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility (171% - 366%) of the Company and the term remaining for each note
•	The Holder would exercise the Warrant as they become exercisable (effective registration is projected 90 days from issuance and the earliest exercise is projected 180 days from issuance) at target prices of 2 times the higher of the projected reset price or stock price.
•	Capital raising events (a single financing at 6 months from the issuance date) are a factor for these Warrants – full reset events projected to occur based on future stock issuance (quarterly) resulting in a reset exercise price.
•	The Warrants with the fixed exercise prices subject to full ratchet reset provisions.
•	No Warrants expired nor exercised in this period ending 7/31/16.

Note 8 - Changes in Stockholders’ Equity (Deficit)

Authorized Shares, Common Stock

The Company is authorized to issue 50,000,000,000 shares of $0.0001 par value common stock. As of July 31, 2016, there were 647,701,647 shares issued and outstanding.

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

July 31, 2016

(Unaudited)

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

The following table summarizes the changes in options outstanding as of October 31, 2015 and July 31, 2016:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of October 31, 2015	500,000	$0.20
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at July 31, 2016	500,000	$0.20

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

On September 10, 2015, the Company issued warrants of 573,706 with an exercise price of $0.0580per share and a term of 5 years in conjunction with the convertible debt issuance. The exercised price of the warrants is updated to the lowest offering price of common stock based on subsequent equity sales. As such, the number of share of common stock issuable upon exercise of the warrants is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the warrants and shares to be exercised were recorded as derivative liabilities on the issuance date.

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

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2016

(Unaudited)

On October 15, 2015, the Company issued warrants of 573,706 with an exercise price of $0.0580per share and a term of 5 years in conjunction with the convertible debt issuance. The exercised price of the warrants is updated to the lowest offering price of common stock based on subsequent equity sales. As such, the number of share of common stock issuable upon exercise of the warrants is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the warrants and shares to be exercised were recorded as derivative liabilities on the issuance date.

Common Stock Warrants, for the Period Ending July 31, 2016

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

The following table summarizes the changes in warrants outstanding as of October 31, 2015 and July 31, 2016:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of October 31, 2015	9,243,968	$0.019
Granted	4,663,270,612	0.002
Exercised	—	—
Cancelled	—	—
Outstanding at July 31, 2016	4,672,514,580	$0.021

Due to the shares issued during the nine months ended July 31, 2016 on debt conversion, a warrant reset feature occurred on May 19, 2016, resulting in the increase of warrants issued and valued.

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

Debt Discount, for the Period Ending October 31, 2015

During the period, the Company issued convertible promissory note with a variable conversion price; as a result, the Company recorded $180,959 in discount and amortized the balance over the life of the notes.(see Note 6 and Note 7).

Common Stock Issuances, for the Period Ending July 31, 2016

During the nine months ended July 31, 2016, the Company granted 29,900,000 and issued 29,400,000 shares of common stock for consulting services. The fair value of the common stock issued was $313,375 based on the market price of the Company’s common stock on the date of grant. The 500,000 shares authorized but not issued is recorded as $1,500 (based on the market value on the date of grant) stock payable as of July 31, 2016.

Settlement of convertible debt, for the Period Ending July 31, 2016

During the nine months ended July 31, 2016, the Company converted $245,532 of debt for 593,961,718 shares of common stock. Due to excess share issuance, the Company recognized a loss on conversion of $160,285; the excess shares were valued based on fair market value on the date of conversion.

POCKET GAMES, INC.

Notes to Condensed Financial Statements

July 31, 2016

(Unaudited)

Note 9 - Subsidiaries

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

Under the terms of these acquisitions, the Company was to receive full financial disclosure  in order to maintain its ‘fully reporting’ status with the SEC. Subsequent to the closing, neither acquisition target was able to provide full financial disclosure and Pocket Games’ attorney opined that this was a material breach of the contracts and the acquisitions described above were unwound. This resulted in the unwinding, return, and cancellation of all items related to the acquisitions. The total net effect of this transaction resulted in $219,951 worth of investing activity, as seen on the Company’s statement of cash flows for the quarter ended July 31, 2016. There was no gain or loss associated with these transactions.

Note 10 - Commitments and Contingencies

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

Note 11 - Subsequent Events

Subsequent to July 31, 2016, the Company issued a total of 7,219,203,875 shares of common stock all for the conversion of debt and accrued interest.

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

We completed 100% of the development of the Idol Hands game on September 1, 2014 and are currently undergoing quality assurance testing. We are in negotiations with online digital download retailers for distribution of the Idol Hands game including Stream, Amazon and Game. There is no assurance we will be successful in securing agreements with these retailers to distribute the Idol Hands game.

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

From inception on October 4, 2013, through July 31, 2016, we incurred an accumulated deficit of $6,003,517, including development costs, professional fees, general and administrative fees and interest expense. We have funded our operation through our revenue and through the sale of common stock to our two officers, and 35 non-affiliated investors.

As of July 31, 2016, we had cash on hand of $13 which is not sufficient to pay for our operating costs. If we are unable to generate sufficient revenues or raise additional monies to fund our operations we will be unable to complete development of our products and may be forced to cease operations.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2016 AND 2015:

Revenues:

Total revenue recognized were $102 and $-0- for the three months ended July 31, 2016 and 2015, respectively. Total revenue recognized were $3,300 and $-0- for the nine months ended July 31, 2016 and 2015, respectively. The Company entered into a contract with a related party during the fiscal year ended October 31, 2015, whereby, the Company will perform testing on games and application. Cost of revenues was $10,942 and $-0- during the nine months ended July 31, 2016 and 2015, respectively.

General and Administrative:

General and administrative expense was $40,268 and $47,417 for the three months ended July 31, 2016 and 2015, respectively. General and administrative expense was $220,267 and $88,385 for the nine months ended July 31, 2016 and 2015, respectively. General and administrative expenses consisted of bank fees, SEC filing costs and costs associated with the pursuit of getting our stock traded on the OTCBB.

Officer Compensation:

Officer compensation expense was $30,000 and $60,000 for the three months ended July 31, 2016 and 2015, respectively. Officer compensation expense was $115,606 and $180,000 for the nine months ended July 31, 2016 and 2015, respectively. Officer compensation expense consisted mainly of a monthly fee of $10,000 to each of our two officers.

Professional Fees:

Professional fees expense was $33,541 and $14,046 for the three months ended July 31, 2016 and 2015, respectively. Professional fees expense was $389,936 and $137,239 for the nine months ended July 31, 2016 and 2015, respectively. Professional fees consisted of legal, consulting, accounting and auditing costs necessary to prepare our public filings.

Net Operating Loss:

Net operating losses were $103,707 and $121,463 for the three months ended July 31, 2016 and 2015, respectively. Net operating losses were $733,451 and $405,624 for the nine months ended July 31, 2016 and 2015, respectively. Net operating losses consisted primarily of fees incurred in connection with the pursuit of listing of our Common Stock on the OTCBB and with establishing an account with our transfer agent, as well as legal and audit fees related to our SEC filing costs during the nine months ended July 31, 2016 and 2015.

Other Income (Expense):

Other expense was $162,440 for the three months ended July 31, 2016 compared to other expense of $1,069,913 for the three months ended July 31, 2015. Other income was $348,922 for the nine months ended July 31, 2016 compared to other expense of $1,161,614 for the nine months ended July 31, 2015. For the nine months ended July 31, 2016, other income consisted of a gain on the change in fair value of derivative liability in the amount of $1,239,931. Other expenses consisted of interest expense in the amount of $730,724 and the loss on settlement of debt of $160,285. For the nine months ended July 31, 2015, other expenses consisted of the loss on the change in fair value of derivative liability in the amount of $763,148, interest expense in the amount of $374,006 and the loss on settlement of debt of $24,460.

Net Income / Loss:

Net loss for the three months ended July 31, 2016 was $266,147, or ($0.00) per share. Net loss for the three months ended July 31, 2015 was $1,191,376, or ($0.06) per share. Net loss for the nine months ended July 31, 2016 was $384,529, or ($0.00) per share. Net loss for the nine months ended July 31, 2015 was $1,567,238, or ($0.09) per share. Net loss consisted primarily of fees incurred in connection with the pursuit of listing of our Common Stock on the OTCBB and with establishing an account with our transfer agent, as well as legal and audit fees related to our SEC filing costs, along with the development of our software products, interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities, accumulated (deficit) and working capital (deficit) at July 31, 2016 and October 31, 2015.

	April 30,	October 31,
	2016	2015
Current Assets	$13	$51,824

Current Liabilities	$1,215,127	$1,851,638

Accumulated (Deficit)	$(6,003,517)	$(5,618,984)

Working Capital (Deficit)	$(1,215,114)	$(1,799,814)

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

Satisfaction of our Cash Obligations for the Next 12 Months

Our current cash on hand as of July 31, 2016 was $13, which is insufficient to meet our current monthly operating costs of approximately $30,000. As of July 31, 2016, we had current liabilities of $1,215,127.

We had net loss and net cash used in operations of $384,529 and $536,821, respectively, for the nine months ended July 31, 2016 and our working capital deficit was $1,215,114, with an accumulated deficit of $6,003,517 as of July 31, 2016.

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

Critical Accounting Policies and Estimates

While our significant accounting policies are more fully described in Note 1 to our financial statements for the period ended July 31, 2016, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Contractual Obligations

As of July 31, 2016, we have no fixed contractual obligations or commitments that include future estimated payments.

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

As of July 31, 2016, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this quarterly report because there was no segregation of the duties with only two members in our management team. Our board of directors has only two members. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2016, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended July 31, 2016, the Company granted 29,900,000 and issued 29,400,000 shares of common stock for consulting services. The fair value of the common stock issued was $313,375 based on the market price of the Company’s common stock on the date of grant. The 500,000 shares authorized but not issued is recorded as $1,500 (based on the market value on the date of grant) stock payable as of July 31, 2016.

During the nine months ended July 31, 2016, the Company converted $245,532 of debt for 593,961,718 shares of common stock. Due to excess share issuance, the Company recognized a loss on conversion of $160,285; the excess shares were valued based on fair market value on the date of conversion.

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

POCKET GAMES, INC.

Date: September 12, 2018	By:	/s/ David Lovatt
David Lovatt, Chief Executive Officer (Principal Executive Officer)

Date: September 12, 2018	By:	/s/ David Lovatt
David Lovatt, Chief Financial Officer and Principal Accounting Officer

