Form 10-K
period 2016-10-31
POCKET GAMES INC.
filed 2018-10-05
CIK 1591157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended October 31, 2016
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-192939

POCKET GAMES, INC.

(Exact name of registrant as specified in its charter)

Florida	46-3813936
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17321st Avenue #25955, New York. NY	10128
(Address of principal executive offices)	(Zip Code)

(347) 464 7532

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the OTC Markets listing service, the aggregate market value of the common stock of Pocket Games, Inc. held by non-affiliates as of April 30, 2016 was $169,574.21.

As of October 5, 2018, there were 7,866,905,522 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

2

3

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

ITEM 1. BUSINESS.

Company History

Pocket Games, Inc. (“us”, “we”, “our”, or the “Company”) is a Florida corporation formed on October 4, 2013, by our chief executive officer David Lovatt to develop and distribute mobile sports games. Our principal executive office is located at 17321st Avenue #25955, New York. NY 10128. Our telephone number is 347-318-8859. Our website is www.pocketgamesinc.com. The Company has limited customers and products and revenues to date.

Our Business

Pocket Games, Inc. is an emerging company in the video games industry. Our goal is to deliver quality PC and mobile games to the fast growing gaming community.

The Company intends to acquire intellectual property and other assets to create a base from which to fulfill our business plan. The Company has already acquired its first asset, Idol Hands, a PC game.

On March 18, 2015, we created GodSpeed Games, Ltd., a limited company organized in accordance with the laws of India, and a wholly-owned subsidiary. GodSpeed operates out of Pune, India. GodSpeed Games provides Quality Assurance and testing services across all the major platforms and has vast experience in different game genres. Our experienced team is a mix of hardcore gamers and trained testing professionals, who understand both the technical and game-play aspects of a title. We help Game Studios to stay competitive in the challenging global market and ensure they keep production costs at a minimum

We develop games and provide end-end services for software and application development. We also have a dedicated division for server support and cloud management. Our clients rely on us to support their core IT architecture and provide 24/7 support for their business critical infrastructure

As disclosed in our Form 8-K filed with the Securities and Exchange Commission on February 16, 2016, we issued a total of 400,000 shares of our Series B Convertible Preferred Stock in connection with our acquisition of 80% of the Class A common stock and 100% of the Class B common stock of Social Technology Holdings, Inc. (“STH”), and reserved an additional 80,000 shares of our Class B voting Convertible Preferred Stock for issuance in a contemplated merger transaction to acquire the 20% minority interest in the STH Class A common stock. STH is the owner and operator of “Viximo”, a software platform that allows game providers to access multiple websites from a single source API.”

As disclosed in our Form 8-K filed with the Securities and Exchange Commission on May 3, 2016, we issued a total of 270,000 shares of our Series C Convertible Preferred Stock and a $3,960,000 convertible note due March 31, 2019 in connection with our acquisition of 100% of the outstanding common stock of Kicksend Holdings, Inc., a Delaware corporation (“Kicksend”). Upon the occurrence of a “conversion event” (defined as such time as the market valuation of our common stock, based on the volume weighted average closing prices of our common stock, as traded on the OTC bulletin board or toehr national securities exchange for any 20 consecutive trading days, equals or exceeds $10.0 milllion), the Series C Convertible Preferred Stock automatically converts into 12% of our Fully-Diluted Common Stock and the $3,960,000 convertible note is convertible at the option of the holder into an additional 7.2% of our Fully-Diluted Common Stock. Kicksend is engaged in the business of file storage and sharing in real-time on digital platforms, including desktop, mobile and webapps, to permit users to organize, download and sent storage files.

Under the terms of these acquisitions, both of which were organized and under the control of Vert Capital’s Adam Levin, Pocket Games was to receive full financial disclosure  in order to maintain its ‘fully reporting’ status with the SEC. Subsequent to the closing, neither acquisition target was able to provide full financial disclosure and Pocket Games’ attorney opined that this was a material breach of the contracts and the acquisitions were unwound. The unwinding activity was completed in February 2016 with cancelation of and and all shares issued for said acquisition activity. Subsequent court action is outlined in SEC filings.

In the case of Venture Lending & Leasing -vs- Vert Capital Corp, Pocket Games and its recently acquired subsidiary, Kicksend, were named as defendants in court documents and a judgement filed against Pocket Games as Adam Levin’s company, Vert Capital, put up no defense to the case against them. Pocket Games is in communication with Venture Lending & Leasing and, as of August 2018, an agreement in principle is in discussion to resolve the issue. Based on this judgement, the Company has recorded accrued judgement payable and loss on deconsolidation in the amount of $1,068,339 for the year ended October 31, 2016.

Subsequent to the financial year ended October 2016, Pocket Games undertook various gaming and technology activities including the acquisition of various ‘crypto-currency mining’ servers. It is currently involved in the re-development of old titles that it owns and exploring ways in which revenue can be derived from existing IP.

The Pocket Games Products

Idol Hands – The First Release from Pocket Games, Inc.

The History of this Title

This game was developed by Chromativity in 2012 as a joint partnership with Intel and Relative Technologies as part of an OEM (Original Equipment Manufacturer).It was originally part of a twelve month exclusive release license to bundle the game with a gesture control camera. Development continued and with the game being released August 2013, the exclusivity period ran out in September 2014.Pocket Games acquired Idol Hands in May 2014 and launched a PC version in February, 2015, with releases on other platforms to follow.

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

Market

The video games industry continues to show very strong year on year growth. Worldwide, the gaming industry is due to be worth $103 billion in 2017 with 8.9% year on year growth 1.Next generation consoles purchased by consumers is greater than previous projections, bucking the projected trend, with PlayStation4 sales at 7 million by April 2014. This was just five months after launch. Both the PlayStation 3 & the Xbox360 took 14 months to reach 7.7 million.2

Digital sales on console are increasing year on year. These are sales where no physical media is provided and the game is downloaded directly to the unit from the manufacturer’s in-platform store. Revenue splits for console software in 2017 are project to be 61% from physical sales of media, 36% of digital downloading of a title and with 3% of revenue coming from advertising in and around the game.3

Overall, taking both PC and Console platforms, US gaming revenue from physical product dropped to just above 30% in 2013 and is predicted to be less than 20% by end of 2015.4 Contrary to previous predictions, PC games are now outselling console games in a market that is to be worth $25 billion by end of 20144

The number of gamers worldwide continues to rise at an unprecedented and impressive rate. The 1.6 billion gamers from 2013 is due to rise to more than 2 billion by 2016. 4 The Asian-Pacific region continues to be an important market and maintains its exponential growth pattern.82% of the last year’s $6 billion growth came from Asia Pacific and China will be the biggest gaming market ahead of the US by 2015. 4

1http://www.newzoo.com/insights/games-industry-disrupted-10-key-moments-towards-2017

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

Employees

As of October 31, 2016, we had eleven (11) employees who were also our officers and sole director. Our chief executive officer, president and sole director, David Lovatt oversees our day to day operations and product development.

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

ITEM 3. LEGAL PROCEEDINGS.

In the case of Venture Lending & Leasing -vs- Vert Capital Corp, Pocket Games and its recently acquired subsidiary, Kicksend, were named as defendants in court documents and a judgement filed against Pocket Games as Adam Levin’s company, Vert Capital, put up no defense to the case against them. The awarded judgement was $963,460, plus interest of $100,465 and court costs of $4,414. The Company has recorded accrued judgement payable and loss on deconsolidation in the amount of $1,068,339 for the year ended October 31, 2016. Pocket Games is in communication with Venture Lending & Leasing and, as of August 2018, an agreement in principle is in discussion to resolve the issue.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTCQB under the symbol “PKGM”. We had approximately 39 registered holders of our common stock as of October 31, 2016. Registered holders do not include those stockholders whose stock has been issued in street name. The last reported price for our common stock on September 19, 2018 was $.0001 per share.

The following table reflects the high and low closing sales prices per share of our common stock during each calendar quarter as reported on the OTCQB, during the two fiscal years ended October 31, 2016:

	Price Range(1)
	High	Low
Fiscal October 31, 2016
Fourth quarter	$0.0002	$0.0001
Third quarter	$0.0008	$0.0001
Second quarter	$0.017	$0.0005
First quarter	$0.1038	$0.0024
Fiscal October 31, 2015
Fourth quarter	$0.18	$0.0579
Third quarter	$0.169	$0.025
Second quarter	$0.1199	$0.032
First quarter	$0.125	$0.05

___________________

(1)	The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Dividends and Distributions

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future. We expect that that any future earnings will be retained for use in developing and/or expanding our business.

Sales of Unregistered Securities

During the second quarter ended April 30, 2015, the Company issued 1,265,000 shares of common stock for consulting services. The fair value of the common stock was $68,041 based on the market price of the Company’s common stock on the date of grant.

During the second quarter ended April 30, 2015, the Company issued 478,850 shares of common stock for payment of accrued compensation. The fair value of the common stock was $47,885 based on the market price of the Company’s common stock on the date of grant.

During the second quarter ended April 30, 2015, the Company issued 630,000 shares of common stock for cash in the amount of $6,300.

During the second quarter ended April 30, 2015, the Company issued 927,077 shares of common stock for the conversion of convertible notes payable in the amount of $27,000.

During the third quarter ended July 31, 2015, the Company issued 1,415,000 shares of common stock for consulting services. The fair value of the common stock was $70,841 based on the market price of the Company’s common stock on the date of grant.

During the third quarter ended July 31, 2015, the Company issued 907,850 shares of common stock for payment of accrued compensation. The fair value of the common stock was $67,190 based on the market price of the Company’s common stock on the date of grant.

During the third quarter ended July 31, 2015, the Company issued 1,230,000 shares of common stock for cash in the amount of $12,300.

During the third quarter ended July 31, 2015, the Company issued 2,211,679 shares of common stock for the conversion of convertible notes payable in the amount of $50,168.

During the year ended October 31, 2016, the Company granted 54,900,000 and issued 54,400,000 shares of common stock for consulting services. The fair value of the common stock issued was $316,075 based on the market price of the Company’s common stock on the date of grant. The 500,000 shares authorized but not issued is recorded as $1,500 (based on the market value on the date of grant) stock payable as of October 31, 2016.

During the year quarter ended October 31, 2016, the Company converted $251,432 of debt for 737,861,718 shares of common stock. The Company recognized a loss on conversion of $167,169; the excess shares were valued based on fair market value on the date of conversion.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document approved by the SEC, which: (i) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (ii) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act; (iii) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (iv) contains a toll-free telephone number for inquiries on disciplinary actions; (v) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (vi) contains such other information and is in such form as the SEC shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (i) bid and offer quotations for the penny stock; (ii) the compensation of the broker-

dealer and its salesperson in the transaction; (iii) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (iv) monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Revenues:

Revenue recognized were $3,332 and $24,374 for the years ended October 31, 2016 and 2015, respectively. A total of $3,332 and $6,608 were from related parties for the years ended October 31, 2016 and 2015, respectively.

Cost of Revenues:

Cost of revenues was $10,942 and $32,824 for the years ended October 31, 2016 and 2015, respectively.

General and Administrative:

General and administrative expense was $229,465 and $136,065 for the years ended October 31, 2016 and 2015, respectively, an increase of $93,400, or 69%. General and administrative expenses consisted of bank fees, SEC filing costs and costs associated with the pursuit of getting our stock traded on the OTCBB.

Officer Compensation:

Officer compensation expense was $145,606 and $281,533 for the years ended October 31, 2016 and 2015, respectively, a decrease of 135,927, or 49%. Officer compensation expense consisted of a monthly fee of $10,000 to each of our two officers.

Professional Fees:

Professional fees expense was $382,284 and $584,230 for the years ended October 31, 2016 and 2015, respectively, a decrease of $201,946, or 35%. Professional fees consisted of legal, consulting, accounting and auditing costs necessary to prepare our public filings.

Net Operating Loss:

Net operating loss for the years ended October 31, 2016 and 2015 was $764,965 and $1,010,278, respectively, a decrease of $245,313. Net operating loss consisted primarily of fees incurred in connection with the pursuit of listing of our Common Stock on the OTCBB and with establishing an account with our transfer agent, as well as legal and audit fees related to our SEC filing costs, along with the development of our software products during the year ended October 31, 2016.

Other Income and Expenses:

Other expense was $879,960 for the year ended October 31, 2016 compared to other expenses of $1,449,167 for the year ended October 31, 2015. Other expense for the year ended October 31, 2016 consisted of the loss on deconsolidation of $1,068,339 (1,068,339), gain on change in fair value of derivative liabilities ($1,247,736), interest expense ($892,188), and loss on settlement of debt ($167,169). Other expenses for the year ended October 31, 2015 consisted of the loss on change in fair value of derivative liabilities ($1,072,689), interest expense ($349,704), loss on settlement of debt ($26,530), and loss on foreign currency transactions ($2,314). Also included in this category was other income in the amount of $2,070 for the year ended October 31, 2015.

Net Loss:

Net loss for the years ended October 31, 2016 and 2015 was $1,644,925, or ($0.00) per share, and $2,459,445, or ($0.13) per share, respectively, a decrease of $814,520, or 34%. Net loss consisted primarily of fees incurred in connection with the pursuit of listing of our Common Stock on the OTCBB and with establishing an account with our transfer agent, as well as legal and audit fees related to our SEC filing costs, along with the development of our software products, and interest on related party and convertible debts incurred during the years ended October 31, 2016 and 2015. A total of $565 of our net operating loss for the year ended October, 2016 was attributable to common and preferred stock payments in lieu of cash.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, liabilities, accumulated (deficit) and working capital (deficit) at October 31, 2016 and October 31, 2015.

	October 31,	October 31,
	2016	2015
Current Assets	$4,141	$51,824

Current Liabilities	$2,459,699	$1,851,638

Accumulated (Deficit)	$(7,263,913)	$(5,618,984)

Working Capital (Deficit)	$(2,455,558)	$(1,799,814)

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. To date, we have funded our operations through the sale of our common stock. Our primary uses of cash have been for the development of games, compensation, and professional fees. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An substantial increase in working capital requirements to finance our operations;
•	Addition of administrative and professional personnel as the business grows;
•	The cost of being a public company; and
•	Payments for development of games.

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

Loan Origination Costs

Loan origination costs consist of legal fees and the associated costs of debt financing. The costs are being amortized over the life of the debt associated with each cost. During the year ended October 31, 2016, the Company recorded amortization expense of $39,044 which is included in interest expense on the statement of operations. As of October 31, 2016, the Company had $9,631 of unamortized loan origination costs.

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

Effective November 1, 2018, the Company will adopt ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the years ended October 31, 2016 and 2015.

Concentration of Revenue

All the revenue included in the accompanying financial statements is from one line of business, outsourced application development services, from a single related party customer, based in the United Kingdom.

Development Costs

Expenditures for product development costs are expensed as incurred. The Company has expensed development costs of $-0- during the years ended October 31, 2016 and 2015.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. As of October 31, 2016, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

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

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company issued $317,576 and $537,973 of stock based compensation for services for the years ended October 31, 2016 and 2015, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Pocket Games, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pocket Games, Inc. (the Company) as of October 31, 2016 and 2015, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended October 31, 2016, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2014.

Houston, TX

October 5, 2018

POCKET GAMES, INC.
CONDENSED BALANCE SHEETS

ASSETS

	October 31,	October 31,
	2016	2015

CURRENT ASSETS

Cash and cash equivalents	$4,141	$24,404
Loan origination costs	—	25,675
Other assets	—	1,745

Total Current Assets	4,141	51,824

Fixed assets, net	—	4,420

TOTAL ASSETS	$4,141	$56,244

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Judgement payable	$1,068,339	$—
Accounts payable	30,373	49,834
Accrued expenses, related parties	11,983	13,224
Accrued expenses	83,469	31,762
Accrued compensation	42,000	131,923
Loans payable, related parties	64,106	14,781
Derivative liability	402,542	1,369,662
Convertible debenture, net of discount of
$76,133 and $298,497, respectively	756,887	240,452

Total Current Liabilities	2,459,699	1,851,638

TOTAL LIABILITIES	2,459,699	1,851,638

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 1,000,000,000 shares authorized
Preferred stock designated, Series AA, $0.0001 par value, 1,000 and -0-
shares issued and outstanding, respectively	—	—
Preferred stock designated, Series B, $0.0001 par value, -0- and 320,000
shares issued and outstanding, respectively	—	—
Preferred stock designated, Series C, $0.0001 par value, -0- and 270,000
shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value; 50,000,000,000 shares authorized,
816,601,647 and 24,339,929 shares issued and outstanding, respectively	81,660	2,434
Additional paid-in capital	4,725,195	3,821,210
Subscriptions payable	1,500	—
Accumulated deficit	(7,263,913)	(5,618,984)
Accumulated other comprehensive loss	—	(54)

Total Stockholders' Equity (Deficit)	(2,455,558)	(1,795,394)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,141	$56,244

The accompanying notes are an integral part of these financial statements.

POCKET GAMES, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended
	October 31,
	2016	2015

REVENUES

Revenues, related parties	$3,332	$6,608
Revenues	—	17,766
Cost of revenues	(10,942)	(32,824)

Gross profit (loss)	(7,610)	(8,450)

OPERATING EXPENSES

General and administrative	229,465	136,065
Officer compensation	145,606	281,533
Professional fees	382,284	584,230

Total Operating Expenses	757,355	1,001,828

LOSS FROM OPERATIONS	(764,965)	(1,010,278)

OTHER INCOME (EXPENSES)

Loss on deconsolidation	(1,068,339)	—
Other income	—	2,070
Gain (Loss) on change in fair value of derivative liability	1,247,736	(1,072,689)
Interest expense	(892,188)	(349,704)
Loss on settlement of debt	(167,169)	(26,530)
Loss on foreign currency transactions	—	(2,314)

Total Other Income (Expenses)	(879,960)	(1,449,167)

NET LOSS BEFORE INCOME TAXES	(1,644,925)	(2,459,445)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	$(1,644,925)	$(2,459,445)

NET LOSS PER SHARE, BASIC AND FULLY DILUTED	$(0.00)	$(0.13)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING, BASIC AND FULLY DILUTED	339,540,915	19,311,709

The accompanying notes are an integral part of these financial statements.

POCKET GAMES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From November 1, 2014 through October 31, 2016

								Accumulated
	Series A				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Income	Equity (Deficit)

Balance, November 1, 2014	1,000	—	15,540,000	1,554	2,945,426	10,878	(3,159,539)	—	(201,681)

Common stock issued for subscriptions
payable	—	—	155,400	16	10,862	(10,878)	—	—	—

Common stock issued for services	—	—	4,295,000	430	470,802	—	—	—	471,232

Common stock issued for accrued compensation	—	—	907,850	91	67,099	—	—	—	67,190

Common stock issued for cash	—	—	1,230,000	123	12,177	—	—	—	12,300

Common stock issued for conversion of debt	—	—	2,211,679	221	49,947	—	—	—	50,168

Issuance of stock options	—	—	—	—	16,614	—	—	—	16,614

Beneficial conversion feature of
convertible debenture	—	—	—	—	180,959	—	—	—	180,959

Settlement of derivative due to conversion
and repayment of convertible debt	—	—	—	—	66,913	—	—	—	66,913

Foreign currency translation adjustment	—	—	—	—	—	—	—	(54)	(54)

Donated Capital	—	—	—	—	411	—	—	—	411

Net loss for the year ended
October 31, 2015	—	—	—	—	—	—	(2,459,445)	—	(2,459,445)

Balance, October 31, 2015	1,000	$—	24,339,929	$2,435	$3,821,210	$—	$(5,618,984)	$(54)	$(1,795,394)

Common stock issued for services	—	—	54,400,000	5,440	310,636	1,500	—	—	317,576

Common stock issued for conversion of debt	—	—	737,861,718	73,786	177,646	—	—	—	251,432

Loss on conversion of debt	—	—	—	—	167,169	—	—	—	167,169

Settlement of derivative liabilities	—	—	—	—	248,534	—	—	—	248,534

Foreign currency translation adjustment	—	—	—	—	—	—	(4)	54	50

Net income for the year ended
October 31, 2016	—	—	—	—	—	—	(1,644,925)	—	(1,644,925)

Balance, October 31, 2016	1,000	$—	816,601,647	$81,660	$4,725,195	$1,500	$(7,263,913)	$—	$(2,455,558)

The accompanying notes are an integral part of these financial statements.

POCKET GAMES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended
	October 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,644,925)	$(2,459,445)
Adjustments to reconcile net loss to net cash
used by operating activities:
Amortization of loan origination costs	39,044	—
Amortization of discount on convertible debenture	766,753	288,162
Contributed capital, related party	—	411
Depreciation expense	—	296
Shares issued for services, related parties	—	227,490
Shares issued for services	317,576	310,483
Interest expense for note derivative	—	16,614
Loss on settlement of debt	167,169	—
(Gain) Loss on change in fair value of derivative liabilities	(1,247,736)	1,072,689
Loss on deconsolidation	1,068,339	—
Changes in operating assets and liabilities:
Other current assets	(37,299)	(24,692)
Accounts payable	(18,659)	22,430
Accrued expenses, related parties	(1,240)	9,153
Accrued expenses	51,708	33,667
Accrued officer compensation	(89,923)	(18,756)

Net Cash Used by Operating Activities	(629,193)	(521,498)

CASH FLOWS FROM INVESTING ACTIVITIES

Net affect of unwinding of acquisitions	219,951	—
Payments for purchase of fixed assets	—	(4,716)

Net Cash Used by Investing Activities	219,951	(4,716)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on convertible debt	(27,500)	(134,000)
Payments on loans payable, related parties	(10,875)	(5,500)
Proceeds from loans payable, related parties	18,000	4,492
Proceeds from sale of common stock	—	12,300
Proceeds from convertible debenture	409,300	672,950

Net Cash Provided by Financing Activities	388,925	550,242

Foreign currency translation	54	(54)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,263)	23,974

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,404	430

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,141	$24,404

SUPPLEMENTAL DISCLOSURES:

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:

Derivative on convertible notes	$—	$363,886
Stock issued for conversion of debt	$251,432	$50,167
Settlement of derivative	$248,534	$66,913
Discount on beneficial conversion feature of
convertible debentures	$—	$180,959
Stock issued for stock payable	$—	$10,878
Discount due to derivatives	$529,150	$—
Accounts payable converted to notes payable	$216,339	$—

The accompanying notes are an integral part of these financial statements.

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2016 and 2015

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

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2016 and 2015

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. Cash and cash equivalents at October 31, 2016 and 2015 were $4,141 and $24,404, respectively.

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

Loan Origination Costs

Loan origination costs consist of legal fees and the associated costs of debt financing. The costs are being amortized over the life of the debt associated with each cost. During the year ended October 31, 2016, the Company recorded amortization expense of $39,044 which is included in interest expense on the statement of operations. As of October 31, 2016, the Company had $9,631 of unamortized loan origination costs.

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

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2016 and 2015

Effective November 1, 2018, the Company will adopt ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the years ended October 31, 2016 and 2015.

Concentration of Revenue

Total revenue recognized was $3,332 and $24,374 for the years ended October 31, 2016 and 2015, respectively. The Company entered into a contract with a related party during the fiscal year ended October 31, 2015, whereby, the Company will perform testing on games and application. The revenue recognized as a result of this agreement is $3,332 and $6,608 for the years ended October 31, 2016 and 2015, respectively.

Software Development Costs

Costs incurred in connection with the development of software products are accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification ("ASC") 985 “Costs of Software to Be Sold, Leased or Marketed.” Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software development costs are capitalized after a product is determined to be technologically feasible and is in the process of being developed for market but may be expensed if the Company is in the development stage. Amortization of capitalized software development costs begins upon initial product shipment. Capitalized software development costs are amortized over the estimated life of the related product (generally thirty-six months), using the straight-line method. The Company evaluates its software assets for impairment whenever events or change in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of software assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset. If such software assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the software asset. During the years ended October 31, 2016 and 2015, the Company did not capitalize any software development costs.

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred.

Research and Development

Expenditures for research and product development costs are expensed as incurred. The Company has expensed development costs of $-0- during the years ended October 31, 2016 and 2015, respectively.

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

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2016 and 2015

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company recognized $317,576 and $537,973 for services and compensation for the years ended October 31, 2016 and 2015, respectively.

Derivative Liability

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income(expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments (the Convertible Note and tainted Warrant), in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. The Company utilized multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

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

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2016 and 2015

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

Note 2 - Going Concern

As shown in the accompanying financial statements, the Company has incurred continuous losses from operations, has an accumulated deficit of $7,263,913, has a negative working capital of $2,455,558 and has cash on hand of $4,141 as of October 31, 2016, and has generated minimal revenues to date. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is currently seeking additional sources of capital to fund short term operations through debt or equity investments, including loans from Officers and Directors. The Company, however, is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, therefore, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2016 and 2015

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

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2016 and 2015

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of October 31, 2016 and 2015, respectively:

	Fair Value Measurements at October 31, 2016
	Level 1	Level 2	Level 3
Assets
Cash	$4,141	$—	$—
Total assets	4,141	—	—
Liabilities
Loans payable, related parties	—	64,106	—
Convertible debenture, net of discount of $76,133	—	—	756,887
Derivative liability	—	—	402,542
Total Liabilities	—	(64,106)	(1,159,429)
	$4,141	$(64,106)	$(1,159,429)

	Fair Value Measurements at October 31, 2015
	Level 1	Level 2	Level 3
Assets
Cash	$24,404	$—	$—
Total assets	24,404	—	—
Liabilities
Loans payable, related parties	—	14,781	—
Convertible debenture, net of discount of $298,497	—	—	240,452
Derivative liability	—	—	1,369,662
Total liabilities	—	(14,781)	(1,610,114)
	$24,404	$(14,781)	$(1,610,114)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended October 31, 2016 and 2015.

Level 2 liabilities consist of short term unsecured loans payable to related parties. No fair value adjustment was necessary during the years ended October 31, 2016 and 2015.

Level 3 liabilities consist of a total of $756,887 of convertible debentures and related derivative liability of $402,542 as of October 31, 2016. A discount of $76,133 and $298,497 was recognized at October 31, 2016 and 2015, respectively, on the convertible debts.

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

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2016 and 2015

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

Revenues

The Company entered into a contract with a related party during the fiscal year ended October 31, 2015, whereby, the Company will perform testing on games and application. The total revenue recognized as a result of such agreement is $3,332 which represents 100% of total revenue during the year ended October 31, 2016. The total revenue recognized as a result of such agreement is $6,608 out of the total $24,374 or 27% of total revenue during the year ended October 31, 2015.

Employment Contracts

On October 4, 2013, the Company entered into two employment agreements with the two officers of the Company. Both agreements are for a term of three years and require monthly payments of $10,000 to each officer. Accrued compensation was $42,000 and $131,923 at October 31, 2016 and 2015, respectively.

Rents

The Company leases office space from a shareholder and consultant (the “Landlord”). The amounts due to the Landlord were $3,500 and $2,000 as of October 31, 2016 and 2015, respectively. These amounts are included in accrued expenses, related parties on the accompanying balance sheets.

Note 5 - Loans Payable, Related Parties

Loans payable, related parties, consists of the following at October 31, 2016 and October 31, 2015, respectively:

	October 31,	October 31,
	2016	2015
12% unsecured promissory note, bearing interest at 12% per annum from a related party, one of the Company’s Directors and Treasurer, maturing on December 31, 2014 (in default).	$9,500	$9,500
Miscellaneous loans, non-interest bearing, due on demand	54,606	5,281
	$64,106	$14,781

The Company recognized interest expense of $1,604 and $1,343 during the years ended October 31, 2016 and 2015, respectively. No interest has been paid to date.

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2016 and 2015

Note 6 – Convertible Debenture

Convertible debentures consist of the following at October 31, 2016 and 2015, respectively:

	October 31,	October 31,
	2016	2015

Originated June 8, 2015, unsecured $53,000 convertible promissory note, which carries an 8% interest rate and matures on March 8, 2016 (“Vis Vires Note #2”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. In the event of default, the minimum amount due is 150% x (outstanding principal plus unpaid interest), and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $4,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount of $-0- and $22,791, respectively).	$—	$30,209

Originated July 22, 2015, unsecured $38,000 convertible promissory note, which carries an 8% interest rate and matures on April 22, 2016 (“Vis Vires Note #3”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (51%) of the average of the three lowest closing bid prices of the Company’s common stock for the thirty (30) trading days prior to the conversion date. In the event of default, the minimum amount due is 150% x (outstanding principal plus unpaid interest), and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $3,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount of $-0- and $24,873, respectively).	—	13,127

Originated August 17, 2015, unsecured $48,000 convertible promissory note, which carries an 8% interest rate and matures on May 20, 2016 (“Vis Vires Note #4”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (51%) of the average of the three lowest closing bid prices of the Company’s common stock for the thirty (30) trading days prior to the conversion date. In the event of default, the minimum amount due is 150% x (outstanding principal plus unpaid interest), and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $5,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount of $-0- and $35,003, respectively).	—	12,997

Originated May 7, 2015, unsecured $10,000 convertible promissory note, which carries an 8% interest rate and matures on February 8, 2016 (“145 Carroll Note #1”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.(less unamortized discount of $-0- and $2,311, respectively).	10,000	7,689

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2016 and 2015

Originated May 8, 2015, unsecured $110,000 convertible promissory note, which carries a 10% interest rate and matures on May 8, 2016 (“JDF Note #1”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $6,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $-0- and $62,146, respectively).	—	47,854

Originated October 9, 2015, unsecured $61,600 convertible promissory note, which carries a 10% interest rate and matures on October 9, 2016 (“JDF Note #2”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest reported sales prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $6,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $-0- and $57,897, respectively).	26,209	3,703

Originated August 26, 2015, unsecured $48,400 convertible promissory note, which carries a 10% interest rate and matures on May 8, 2016 (“JDF Note #3”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. (less unamortized discount due to derivative of $11,127 and $-0-, respectively).	37,273	—

Originated January 5, 2016, unsecured $30,800 convertible promissory note ($8,000 received as of January 31, 2016), which carries a 8% interest rate and matures on January 5, 2017 (“JDF Note #4”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest reported sales prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $3,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $1,977 and $-0-, respectively). In conjunction with this note, the company issued 1,512,500 common stock warrants with an exercise price of $0.011 per share with a term of 5 years.	6,023	—

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2016 and 2015

Originated May 27, 2015, unsecured $74,500 convertible promissory note, which carries an 8% interest rate and matures on November 27, 2015 (“Minerva Note #1”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $4,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount of $-0- and $3,563, respectively).	74,500	70,937

Originated June 29, 2015, unsecured $10,000 convertible promissory note, which carries an 8% interest rate and matures on February 28, 2016 (“Minerva Note #2”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the three lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. (less unamortized discount due to derivative of $-0- and $2,974, respectively).	10,000	7,026

Originated July 9, 2015, unsecured $53,000 convertible promissory note, which carries a 10% interest rate and matures on July 9, 2016 (“Essex Note #1”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the lowest closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date. The Company paid total debt issuance cost of $3,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount of $-0- and $17,160, respectively).	—	35,840

Originated August 4, 2015 unsecured $20,350 convertible promissory note, which carries an 8% interest rate and matures on August 6, 2016 (“First Abramowitz Note”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the (3) lowest closing prices of the Company’s common stock, or $0.00005 per share, for the ten (10) trading days prior to the conversion date. The Company paid total debt issuance cost of $2,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $-0- and $15,457, respectively). In conjunction with this note, the company issued 203,500 common stock warrants with an exercise price of $0.011 per share with a term of 5 years.	20,350	4,893

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2016 and 2015

Originated September 10, 2015, unsecured $30,250 convertible promissory note, which carries an 8% interest rate and matures on September 10, 2016 (“Vigere Capital Note #1”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the (3) lowest closing prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The Company paid total debt issuance cost of $2,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $-0- and $26,035, respectively). In conjunction with this note, the company issued 298,029 common stock warrants (see note 7) with an exercise price of $0.11165 per share with a term of 5 years.	30,250	4,215

Originated October 15, 2015, unsecured $30,250 convertible promissory note, which carries an8% interest rate and matures on October 15, 2016 (“Vigere Capital Note #2”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the (3) lowest closing prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The Company paid total debt issuance cost of $2,500 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $-0- and $28,298, respectively). In conjunction with this note, the company issued 263,043 common stock warrants (see note 7) with an exercise price of $0.1265 per share with a term of 5 years.	30,250	1,962

Originated February 8, 2016, unsecured $17,000 convertible promissory note, which carries a 10% interest rate and matures on February 8, 2017 (“Essex Global Note #2”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-two percent (42%) of the lowest closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date.	17,000	—

Originated February 8, 2016, unsecured $7,000 convertible promissory note, which carries a 10% interest rate and matures on February 8, 2017 (“Grant Note #1”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-two percent (42%) of the lowest closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date. (less unamortized discount due of $1,893 and $-0-, respectively).	5,107	—

Originated February 8, 2016, unsecured $17,000 convertible promissory note, which carries a 10% interest rate and matures on February 8, 2017 (“Minerva Note #3”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-two percent (42%) of the lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.	17,000	—

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2016 and 2015

Originated February 9, 2016, unsecured $143,995 convertible promissory note, which carries an 8% interest rate and is due on demand (“Polatoff Note #1”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-two percent (42%) of the lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.	143,995	—

Originated February 12, 2016, unsecured $130,007 convertible promissory note, which carries an 5% interest rate and matures on August 12, 2016 (“Crown Bridge Note #2”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-one percent (51%) of the lowest trading price of the Company’s common stock for the twenty (20) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.	63,442	—

Originated February 18, 2016, unsecured $26,500 convertible promissory note, which carries an 8% interest rate and matures on February 18, 2017 (“Crown Bridge Note #1”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-one percent (51%) of the lowest trading price of the Company’s common stock for the twenty (20) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.	26,500	—

Originated March 24, 2016, unsecured $60,500 convertible promissory note, which carries an 8% interest rate and matures on March 24, 2017 (“Vigere Capital Note #3”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the (3) lowest closing prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. (less unamortized discount due to derivative of $18,036 and $-0-, respectively).	42,464	—

Originated March 17, 2016, unsecured $66,550 convertible promissory note, which carries an 8% interest rate and matures on March 17, 2017 (“Vigere Capital Note #5”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the (3) lowest closing prices of the Company’s common stock for the ten (10) trading days prior to the conversion date.	45,655	—

Originated April 28, 2016, unsecured $10,000 loan, which carries a -0-% interest rate and matures on demand. The conversion feature is yet to be determined.	8,000	—

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2016 and 2015

Originated May 4, 2016, unsecured $30,000 convertible promissory note, which carries a 10% interest rate and matures on May 4, 2017 (“Essex Note #3”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the lowest closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date. (less unamortized discount due to derivative of $10,574 and $-0-, respectively).	19,426	—

Originated May 19, 2016, unsecured $55,000 convertible promissory note, which carries a 10% interest rate and matures on May 19, 2017 (“JDF Note #5”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest reported sale price of the Company’s common stock for the twenty (20) trading days prior to the conversion date. The note carries a fifteen percent (15%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The Company paid total debt issuance cost of $6,000 that is being amortized over the life of the loan on the straight line method, which approximates the effective interest method. (less unamortized discount due to derivative of $13,672 and $-0-, respectively).	41,328	—

Originated June 13, 2016, unsecured $11,100 convertible promissory note, which carries a 10% interest rate and matures on June 13, 2017 (“Grant Note #2”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-two percent (42%) of the lowest closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date. (less unamortized discount of $4,483 and $-0-, respectively).	6,617	—

Originated June 24, 2016, unsecured $27,500 convertible promissory note, which carries a 12.5% interest rate and matures on June 24, 2017 (“Essex Note #5”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the lowest closing price of the Company’s common stock for the ten (10) trading days prior to the conversion date. (less unamortized discount due to derivative of $6,272 and $-0-, respectively).	21,228	—

Originated June 30, 2016, unsecured $11,500 convertible promissory note, which carries an 8% interest rate and matures on June 30, 2017 (“Crown Bridge Note #3”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-one percent (51%) of the lowest trading price of the Company’s common stock for the twenty (20) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.	11,500	—

Originated September 7, 2016, unsecured $60,500 convertible promissory note, which carries an 8% interest rate and matures on September 7, 2017 (“Vigere Capital Note #4”). The principal and interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-eight percent (58%) of the average of the (3) lowest closing prices of the Company’s common stock for the ten (10) trading days prior to the conversion date. (less unamortized discount due to derivative of $17,727 and $-0-, respectively).	42,773	—

Convertible debenture, net
Less: current maturities of convertible debenture, net	756,887	240,452
Long term convertible debenture, net	(756,887)	(240,452)
	$—	$—

The Company recognized interest expense in the amount of $57,495 and $36,523 for the years ended October 31, 2016 and 2015, respectively, related to the convertible debentures above.

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2016 and 2015

In addition, a total of $23,000 and $48,000 of debt issuance cost were incurred pursuant to the closings of the convertible debentures during the years ended October 31, 2016 and 2015, respectively, which are being amortized to interest expense over the term of the debentures using the straight line method, which approximate the effective interest method. The Company recorded a total of $39,044 and $24,692 of interest expense pursuant to the amortization of the issuance cost during the years ended October 31, 2016 and 2015, respectively.

In accordance with ASC 815-15, the Company determined that the variable conversion features and shares to be issued represented derivative features, and these are shown as derivative liabilities on the balance sheet. The Company calculated the fair value of the compound embedded derivative associated with the convertible debentures utilizing a lattice model.

The aforementioned accounting treatment resulted in a total ending debt discount equal to $76,133 for the year ended October 31, 2016 and $298,497 for the year ended October 31, 2015. The discount is amortized on a straight line basis, which approximated the effective interest method due to the short term duration of the note, from the dates of issuance until the stated redemption date of the debts, as noted above. During the years ended October 31, 2016 and 2015, the Company recorded debt amortization expense in the amount of $397,763 and $263,470, respectively, attributed to the aforementioned debt discount.

During the year ended October 31, 2016, the Company converted accrued compensation of $143,995 and warrants of $72,344 into convertible debentures.

During the year ended October 31, 2016, a total of $251,432 of debt and accrued interest was converted into 737,861,718 shares of the Company’s common stock. As a result, a loss of $167,170 was recognized.

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recognized current derivative liabilities of $402,542 and $1,369,662 at October 31, 2016 and 2015, respectively. The change in fair value of the derivative liabilities resulted in a gain of $1,247,736 and a loss of $1,072,689 for the twelve months ended October 31, 2016 and 2015, respectively, which has been reported as other expense in the statements of operations.

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2016 and 2015

The following presents the derivative liability value at October 31, 2016 and 2015, respectively:

	October 31,	October 31,
	2016	2015
Convertible notes	$282,329	$751,505
Warrants	120,213	618,157
	$402,542	$1,369,662

The following is a summary of changes in the fair market value of the derivative liability during the year ended October 31, 2016:

Derivative
Liability
Total
Balance, October 31, 2015	$1,369,662
Increase in derivative value due to issuances of convertible notes	175,400
Increase in derivative value due to issuances of warrant	353,750
Decrease due to debt conversion	(248,534)
Change in fair market value of derivative liabilities due to the mark to market adjustment	1,247,736
Balance, October 31, 2016	$402,542

Key inputs and assumptions used to value the convertible debentures and warrants issued during the year ended October 31, 2016:

Convertible notes derivatives:

•	The stock price would fluctuate with the Company projected volatility. The stock price decreased in the year ending 10/31/16 from $0.10 to $0.001.
•	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each note:
•	The derivative Investor Convertible Notes convert after 90-180 days at the lessor of 51% or 58% of the average 3 lows in 10 or 30 trading days or the fixed exercise price set at issuance subject to full ratchet reset provisions;
•	Capital raising events are a factor for this Notes full reset provisions.
•	An event of default at 15% - 24% interest rate would occur 0% of the time, increasing 1.00%per month to a maximum of 10% with a 150% penalty;
•	The company would redeem the notes (with a 120% – 135% – 145% penalty)projected initially at 0% of the time and increase monthly by 10.0% to a maximum of50.0% (from alternative financing being available for a Redemption event to occur);and
•	The Holder would automatically convert the note at the maximum of 2 times the conversion price or the stock price if the registration was effective (assumed after 180 days) and the Company was not in default with the target conversion price dropping as maturity approaches.

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2016 and 2015

Warrant derivatives:

•	The Warrants exercise prices are fixed and subject to full ratchet reset provisions;
•	The stock price would fluctuate with the Company projected volatility. The stock price decreased in the year ending 10/31/16 from $0.10 to $0.001.
•	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of the Company and the term remaining for each note:
•	The Holder would exercise the Warrant as they become exercisable (effective registration is projected 90 days from issuance and the earliest exercise is projected 180 days from issuance) at target prices of 2 times the higher of the projected reset price or stock price.
•	Capital raising events (a single financing at 6 months from the issuance date) are a factor for these Warrants – full reset events projected to occur based on future stock issuance (quarterly) resulting in a reset exercise price.
•	No Warrants expired nor reset nor exercised in this period ending 10/31/16.

Note 8 - Changes in Stockholders’ Equity (Deficit)

Authorized Shares, Common Stock

The Company is authorized to issue 499,000,000 shares of $0.0001 par value common stock. As of October 31, 2016, 816,601,647 shares were issued and outstanding.

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

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2016 and 2015

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

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2016 and 2015

The following table summarizes the changes in options outstanding as of October 31, 2015 and 2016:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of November 1, 2014	—	$—
Granted	500,000	0.20
Exercised	—	—
Cancelled	—	—
Outstanding at October 31, 2015	500,000	$0.20
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at October 31, 2016	500,000	$0.20

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

October 31, 2016 and 2015

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

The following table summarizes the changes in warrants outstanding as of October 31, 2015 and 2016:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of November 1, 2014	—	$—
Granted	9,243,968	0.022
Exercised	—	—
Cancelled	—	—
Outstanding at October 31, 2015	9,243,968	$0.022
Granted	4,663,270,612	0.002
Exercised	—	—
Cancelled	—	—
Outstanding at October 31, 2016	4,672,514,580	$0.021

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

Common Stock Issuances, for the Period Ending October 31, 2016

During the period, the Company granted 54,900,000 and issued 54,400,000 shares of common stock for consulting services. The fair value of the common stock issued was $317,576 based on the market price of the Company’s common stock on the date of grant. The 500,000 shares authorized but not issued is recorded as $1,500 (based on the market value on the date of grant) stock payable as of October 31, 2016.

Settlement of convertible debt, for the Period Ending October 31, 2016

During the period, the Company converted $251,432 of debt for 737,861,718 shares of common stock. Due to excess share issuance, the Company recognized a loss on conversion of $167,179; the excess shares were valued based on fair market value on the date of conversion.

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2016 and 2015

Note 9 - Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

For the years ended October 31, 2016 and 2015, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The net operating loss carry forwards, if not utilized, will begin to expire in 2028.

	October 31,	October 31,
Deferred tax assets:	2016	2015
Net operating loss carryforwards	$2,473,576	$1,896,936
Net deferred tax assets before valuation allowance	860,136	663,928
Less: Valuation allowance	(860,136)	(663,928)
	$—	$—

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at October 31, 2016 and 2015, respectively.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	October 31,	October 31,
	2016	2015
Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

Note 10 – Subsidiaries

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

POCKET GAMES, INC.

Notes to the Consolidated Financial Statements

October 31, 2016 and 2015

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

Under the terms of these acquisitions, the Company was to receive full financial disclosure  in order to maintain its ‘fully reporting’ status with the SEC. Subsequent to the closing, neither acquisition target was able to provide full financial disclosure and Pocket Games’ attorney opined that this was a material breach of the contracts and the acquisitions described above were unwound. This resulted in the unwinding, return, and cancellation of all items related to the acquisitions. The Company has recorded a loss on deconsolidation in the amount of $1,068,339 for the year ended October 31, 2016.

Note 11 – Commitments and Contingencies

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

In the case of Venture Lending & Leasing -vs- Vert Capital Corp, Pocket Games and its recently acquired subsidiary, Kicksend, were named as defendants in court documents and a judgement filed against Pocket Games as Adam Levin’s company, Vert Capital, put up no defense to the case against them. The awarded judgement was $963,460, plus interest of $100,465 and court costs of $4,414. The Company has recorded accrued judgement payable and loss on deconsolidation in the amount of $1,068,339 for the year ended October 31, 2016. Pocket Games is in communication with Venture Lending & Leasing and, as of August 2018, an agreement in principle is in discussion to resolve the issue.

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

Note 12 – Subsequent Events

Subsequent to October 31, 2016, the Company issued a total of 7,050,303,875 shares of common stock all for the conversion of debt and accrued interest.

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

As of October 31, 2016, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report because there was no segregation of the duties with only a sole member in our management team. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of October 31, 2016, our internal control over financial reporting is ineffective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

(1) The business address of each of our directors is 17321st Avenue #25955, New York. NY 10128

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;

•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

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

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during fiscal year ended October 31, 2016, the Board held no formal meetings.

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

To our knowledge, during the fiscal year ended October 31, 2016, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no other officer, director, or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended October 31, 2016 and 2015 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. Except as noted in footnote (2) below, we did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two years ended October 31, 2016 and 2015, thus these items are omitted from the table below:

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Stock Awards	All Other Compensation	Total

David Lovatt	2016	$120,000	$ —	$ —	$120,000
Chief Executive Officer	2015	$120,000	$ —	$ —	$120,000
Principal financial officer

Elliott Polatoff	2016	$120,000	$ —	$ —	$120,000
Secretary and Treasurer	2015	$120,000	$ —	$ —	$120,000

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Outstanding Equity Awards at Fiscal Year-End

There were no grants or equity awards to our Named Executive Officers or directors during the fiscal year ended October 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power. Our address is 1732 First Avenue, Suite 25955, New York, NY 10128.

Name(1)	Shares of Common Stock Beneficially Owned	Percent of Class	Shares of Series A Preferred Stock Beneficially Owned(2)	Percent of Class	Shares of Series B Preferred Stock Beneficially Owned(3)	Percent of Class	Shares of Series C Preferred Stock Beneficially Owned(4)	Percent of Class	Other Beneficial Ownership	Total	Voting Percentage for all Classes (fully-diluted)
David Lovatt(5)	2,835,865	*	1,000	50.00%	80,000	20.00%	—	*	—	2,916,865	14.75%
Joseph Nejman(6)	—	*	—	*	—	*	—	*	—	—	*
Elliott Polatoff(7)	1,051,687	*	—	*	—	*	—	*	—	1,051,687	1.28%
AEL Irrevocable Trust(8)	—	*	750	37.50%	240,000	60.00%	197,438	65.81%	—	437,438	28.77%
Sugar House Trust(9)	—	*	250	12.50%	80,000	20.00%	65,812	21.94%	—	145,812	11.87%
All directors/director nominees and executive officers as a group (2 persons)	2,835,865	1.32%	1,000	50.00%	80,000	20.00%	—	*	—	2,916,865	14.75%

____________________

*        Indicates less than one percent.

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Pocket Games, Inc., 1732 First Avenue, Suite 25955, New York, NY 10128.
(2)	Shares of our Series A Preferred Stock are not convertible into common stock and are entitled to 50,000 votes per share, and may vote with holders of the Corporation’s Common Stock on all matters which common stockholders may vote.
(3)	Shares of our Series B Preferred Stock are entitled to 48% of the vote of the “fully-diluted common stock of the Corporation” (as defined), and may vote with holders of the Corporation’s Common Stock on all matters which common stockholders may vote.
(4)	Shares of our Series C Preferred Stock are entitled to 12% of the vote of “fully-diluted common stock of the Corporation” (as defined), and may vote with holders of the Corporation’s Common Stock on all matters which common stockholders may vote.
(5)	Chief Executive Officer and member of the Board of Directors.
(6)	Member of the Board of Directors.
(7)	Former Treasurer and Secretary.
(8)	Beneficial Shareholder of the Corporation.
(9)	Beneficial Shareholder of the Corporation.
51

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees paid to our independent registered accounting firm, M&K CPAS, PLLC, for the fiscal year ending October 31, 2016, and 2015.

	2016	2015
Audit Fees
M&K CPAS, PLLC	$15,000	$12,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$15,000	$21,400

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

POCKET GAMES, INC.

/s/ David Lovatt
Dated: October 5, 2018	By: David Lovatt, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ David Lovatt	CEO and sole Director	October 5, 2018
David Lovatt

